Form 10QSB
period 1996-06-30
HAAS NEUVEUX & CO
filed 1997-01-29
CIK 799070

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    June 30, 1996


       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number:  33-7945-D

                     HAAS NEUVEUX & COMPANY
(Exact name of small business issuer as specified in its charter)

       Colorado                          84-1032191
(State or other jurisdiction of      (I.R.S. employer
incorporation or organization)      identification number)

   4221 E.  Pontatoc Canyon Dr., Tucson, Arizona       85718
      (Address of principal executive offices)       (Zip Code)


Issuer's telephone number, including area code:     (520) 577-6611


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

I.  PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements


                     HAAS NEUVEUX & COMPANY
                 (a development stage company)

                         BALANCE SHEET

                                             June 30,
                                        1996           1995

ASSETS:

Cash                                 $      0         $      0
Property and Equipment                      0                0
Other                                       0                0

     Total Assets                    $      0         $      0

LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities
     Accounts payable, trade         $      0         $      0
     Accounts payable, related party        0                0

          Total Liabilities          $      0         $      0

Stockholders' Equity

  Common stock, $.0001 par value,
    100,000,000 authorized; 20,504,058
    shares issued and outstanding       2,050            2,050
  Additional paid-in capital          797,339          797,339
  Accumulated deficit                (799,389)        (799,389)

     Total equity                           0                0

Total liabilities and equity         $      0         $      0













See accompanying Notes to Financial Statements
                     HAAS NEUVEUX & COMPANY
                 (a development stage company)


                    STATEMENTS OF OPERATIONS

                                     Nine Months Ended June 30,
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

                                      Nine Months Ended June 30,
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

                          June 30, 1996
                           (Unaudited)

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

Note 5. Income taxes have not been provided for in that registrant has not had a tax liability from inception through June 30, 1996, due to operating losses.

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

Results of Operations

Three and Nine Months Ended June 30, 1996, as Compared to Three and Nine Months Ended June 30, 1995

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