Form 10KSB
period 1996-09-30
HAAS NEUVEUX & CO
filed 1997-01-29
CIK 799070

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended:  September 30, 1996


          OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number: 33-7945-D

                     HAAS NEUVEUX & COMPANY
      (Exact name of registrant as specified in its charter)

         Colorado                            84-1032191
(State or other jurisdiction of           (I.R.S. employer
incorporation or organization)          identification number)


   4221 East Pontatoc Canyon Drive, Tucson, Arizona     85718
       (Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code: (520) 577-6611

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act: None Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes    X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K. [    ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:
As of the close of trading on January 15, 1997, there were 20,906,058 common shares outstanding, 7,911,096 of which were held by non-affiliates. The bid and asked price of the common stock on this date were $.03125 and $.125, respectively; therefore, the aggregate market value of the non-affiliated common shares, as of this date was approximately $3,266,571.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of January 16, 1997, there were approximately 20,906,058 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents incorporated by reference and the Part of this Form 10-KSB into which the document is incorporated: None.

                              PART I

Item 1. Description of Business

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

The funds raised from the initial capitalization were expended in the conduct of an initial public offering which was conducted during 1986 and 1987. The securities offered to the public by the Company were units of one share of common stock and two separate classes warrants. The two classes of warrants expired in 1987 and 1990, respectively. The public offering closed on February 25, 1987, raising approximate gross proceeds of $80,500. This offering resulted in the issuance of 4,025,000 common shares and a like number of each class of warrant.

In 1987, the Company unsuccessfully pursued several municipal lease transactions, the end result of which were two changes in control of the Company. The first change of control occurred when original management sold a significant portion of their common shares to the individual proposing to engage in municipal lease transactions.
The second change in control occurred when the municipal lease transactions fell through and the attorney for the Company at the time agreed to assume control in exchange for the receipt of a portion of the shares previously transferred by the control group and the issuance of an additional 28,003,500 shares of common stock in exchange for legal fees and costs due him of $5,402 and his undertaking to satisfy all outstanding obligations of the Company, which subsequently resulted in his paying out an additional $3,000,

In 1992, the Company entered into a share purchase agreement with the shareholders of a Swiss corporation, Ancienne Manufacture des
Montres Haas & Compagnie S.A. ("Haas & Cie").   This agreement, in
relevant part, resulted in (a) a change of the name to Haas Neuveux & Company from Victor Capital Corporation; (ii) a reverse split of the outstanding capitalization of one share for every 16.5 shares then outstanding so that there were approximately 2,399,600 shares of common stock outstanding immediately prior to the acquisition;
(iii) an increase in the authorized capitalization prior to the acquisition to 100,000,000 common shares, $.0001 par value per share, and 10,000,000 preferred shares, $.001 par value per share;
(iv) the issuance of 17,600,400 post-split common shares to the shareholders of Haas & Cie in exchange for their shares in the Swiss entity, thereby making Haas & Cie a wholly-owned subsidiary of the Company, and (v) the appointment of additional directors and new officers for the Company.

In connection with the acquisition the "finders" of the opportunity agreed to raise investment funds for the business of Haas & Cie, an undertaking which, in large part, resulted in failure, which, in turn and inevitably, gave rise to various disputes between several of the parties involved, effective June 30, 1994, all disagreements were resolved. The settlement agreement between the various parties, including the Company, resulted in (i) Mr. Michael Harrop, formerly an officer and director of the Company, purchasing, on behalf of an investment group, 14,931,006 shares of the outstanding common stock from the former shareholders of Haas
& Cie and the Company surrendering all shares in Haas & Cie back to its former shareholders so that the Company no longer has any interest in its former subsidiary; (ii) Mr. Harrop agreeing to assume control of the Company; (iii) the resignation of all other officers and directors; (iv) a release by Mr. Harrop of debt owed to him by Haas & Cie; (v) a satisfaction of all debts of the Company through September 30, 1995; and (vi) a mutual release and covenant not to sue between all parties.

The Company pursuing additional business opportunities in which to engage.

Item 2. Description of Properties

The principal executive offices of the Company are presently located at 4221 East Pontatoc Canyon Drive, Tucson, Arizona 85718. The telephone number at this address is (520) 577-6611. The Company is receiving the use of these offices free of charge from Mr. Mark
S. Pierce, its legal counsel.

Item 3. Litigation

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


                             PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company effected its initial capitalization in June of 1986 through the issuance of 4,500,000 shares of its $.0001 par value per share common stock to various individuals in exchange for $450 in cash and $500 in services. Subsequently, on July 18, 1986, registrant raised an additional $7,500 in cash through the issuance and sale of 3,000,000 common shares to two individuals who were closely affiliated with the Company at the time, The Company then conducted an initial public offering using the cash proceeds from the foregoing sale of shares.

During February, 1987, the Company completed its initial (and so far only) public offering and issued 4,025,000 units consisting of one share of common stock and an A and a B warrant. This offering generated gross proceeds of approximately $80,500. The warrants expired unexercised on December 27, 1987, and April 27, 1990, respectively. No market for the common stock of the Company developed until September 16, 1992, and the market which has been maintained since that time has been limited in volume and volatile in price.

The Common Stock is presently traded on the over-the-counter market and is listed in the "Pink Sheets" maintained by the National Quotation Bureau, Inc., and is listed on the "Bulletin Board" maintained by the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "HANX." The following table sets forth the range of high and low bid quotations for the common stock during each calendar quarter for the most recent two calendar years, each of which has been rounded to the nearest, whole cent.


                                          HIGH BID       LOW BID
     March 31, 1994                         0.13           0.13
     June 30, 1994                          0.13           0.01
     September 30, 1994                     0.44           0.06
     December 31, 1994                      0.50           0.03
     March 31, 1995                         0.16           0.01
     June 30, 1995                          0.05           0.01
     September 30, 1995                     0.05           0.01
     December 31, 1995                      0.01           0.01
     March 31, 1996                         0.005          0.05
     June 30, 1996                          0.0625         0.50
     September 30, 1996                     0.03125        0.125
     December 30, 1996                      0.03125        0.125


The above prices were obtained from the National Quotation Bureau, Inc. The quotations represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On January 20, 1997, the closing inside bid and asked prices quoted on the Bulletin Board for the common stock were $______ and $______, respectively. On that date, there were two broker-dealers in the market.

Outstanding Shares and Shareholders of Record

As of January 20, 1997, the transfer ledgers maintained by the Company's stock transfer agent indicated that there were 20,906,058 shares of common stock issued and outstanding, of which 15,351,419 were "restricted." There were 96 shareholders of record on that date and no shares of preferred stock outstanding.

Dividends

The Company has not declared or paid any dividends on its Common
Stock from inception to the date of this report, although there are no restrictions on the payment of dividends. Further, no dividends are contemplated at any time in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be reviewed in connection with the financial statements and management's comments thereon set forth under this and Item 7, below.

                                Years Ended September 30,
                               1996       1995            1994
Statement of Operations:
     Revenues                  $0.00      $0.00          $0.00
     Expenses                  $0.00      $0.00          $0.00
     Net Profit (Loss)         $0.00      $0.00          $0.00
     Profit (Loss) Per Share   $0.00      $0.00          $0.00

Balance Sheet Data:
     Assets:                   $0.00      $0.00          $0.00
     Liabilities:              $0.00      $0.00          $0.00
    Stockholder's Equity
      (Deficit):       $(799,389.00) $(799,389.00)  $(799,389.00)


*Negligible in amount.


Liquidity

     The Company has not generated any cash flows from operating or investing activities since inception. Operating capital has been solely provided since inception from the proceeds of two initial fundings prior to the public offering and the offering itself. The proceeds of these efforts resulted in approximate gross proceeds of $88,450 in cash and services valued at $500. Also, on December 17, 1987, the Company received the relief of debt owed its attorney of $6,402 and the subsequent payment on its behalf of an additional $3,000 in liabilities. Finally, the recession of the acquisition of Haas & Cie resulted in the assumption and subsequent payment on its behalf of all debts claimed against the Company through December 31, 1995. The Company presently has no source of liquidity or capital assets available to it, other than such loans and capital contributions as may be subsequently forthcoming from management, which is under no obligation in this regards.


Results of Operations

     Year Ended September 30, 1996, as Compared to Year Ended
September 30, 1995

     The Company, after the divestiture of Haas & Cie, had no operations in 1995 or 1994.

     Year Ended September 30, 1995, as Compared to Year Ended
September 30, 1994

     The Company, after the divestiture of Haas & Cie, had no operations in 1995 or 1994.

     Year Ended September 30, 1994, as Compared to Year Ended
September 30, 1993

     The Company, after the divestiture of Haas & Cie, had no operations in 1994 or 1993.

Item 7.        Financial Statements

     The audited financial statements and supporting schedules required under this item are set forth in the immediately following pages.

              HALLIBURTON, HUNTER & ASSOCIATES, P.C.
                  Certified Public Accountants





To the Board of Directors and Shareholders
HAAS NEUVEUX & COMPANY

We have audited the accompanying balance sheets of HAAS NEUVEUX & COMPANY (a development stage company) as of September 30, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement-presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of HAAS NEUVEUX & COMPANY (a development stage company), as of September 30, 1996 and 1995, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Halliburton, Hunter & Associates, P.C.




Littleton, Colorado
January 2, 1997

                      HAAS NEUVEUX & COMPANY
                  (a development stage company)


      BALANCE SHEETS

                    Assets
                                             September 30,
                                           1996        1995

Total Assets:                              $    0     $   0

     Liabilities and Stockholders' Equity

Current Liabilities:
  Trade accounts payable                   $    0      $  0
       Total Liabilities                        0         0

Stockholders' Equity:
  Preferred stock, par value $.001
     per share.  Authorized 10,000,000
     shares; none issued                        0         0
  Common stock, par value $.0001
     per share.  Authorized 100,000,000
     shares, issued 20,504,058              2,050     2,050
  Additional paid-in capital              797,339   797,339
  Accumulated deficit during
     development stage                   (799,389) (799,389)
       Total stockholders' equity (deficit)     0         0

                                          $     0    $    0






















See accompanying Notes to Financial Statements

                      HAAS NEUVEUX & COMPANY
                  (a development stage company)

                    STATEMENTS OF OPERATIONS


                                        Years ended September 30,
                                         1996       1995     1994


(Loss) from discontinued operations    $   0      $  0      $   0

Loss per share                         $   0      $  0      $   0








































See accompanying Notes to Financial Statements
                      HAAS NEUVEUX & COMPANY
                  (a development stage company)


              STATEMENTS OF STOCKHOLDER'S EQUITY


                                        Additional  Retained
                                        Paid-In     Earnings
                     Shares   Amount   Capital    (Deficit) TOTAL


Balance at
   September 30,
   1995 and 1994
   and 1993       20,504,058  $2,050    797,339  (799,389)     0





































See accompanying Notes to Financial Statements
                      HAAS NEUVEUX & COMPANY
                  (a development stage company)

                     STATEMENTS OF CASH FLOW

                                    Years Ended September 30,
                                   1996      1995       1994

Operations:
 Net (loss)                    $     0     $     0     $     0
  Additions not requiring
   working capital:
  Depreciation and amortization      0           0           0
  Increase (decrease) in
    accounts payable                 0           0           0
       Net cash from operations      0           0           0

Financing:
  Common stock issued for
    Haas & Cie assets                0           0           0
  Sale of common stock               0           0           0
     Net cash from financing         0           0           0
  Net increase (decrease) in cash    0           0           0
  Cash at beginning of period        0           0           0
  Cash at end of period        $     0           0           0




























See accompanying Notes to Financial Statements

                      HAAS NEUVEUX & COMPANY
                  (a development stage company)

                  NOTES TO FINANCIAL STATEMENTS

     September 30, 1996

1.   Organization and Nature of Business:

     HAAS NEUVEUX & COMPANY (formerly Victor Capital Corporation) the ("Company") is in the development stage and was formed under the laws of the State of Colorado on May 23, 1986, initially for the purpose of seeking selected mergers or acquisitions with a small number of business entities expected to be private companies, partnerships or sole proprietorships. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition. The Company is not limited to any operation or geographic area in seeking out opportunities. Since inception, the primary activity of the Company has been directed to organizational efforts, obtaining initial financing and seeking merger candidates.

2.   Results of Operations:

The Company has had no operations during the three-year period ended September 30, 1996.

3.   Going Concern:

Due to lack of operating experience, lack of working capital and lack of a selected merger or acquisition candidate, there is substantial doubt of the company's ability to establish itself as a going concern and its success is dependent upon the Company obtaining sufficient financial to continue its development activities and, ultimately, to achieve profitable operations through a merger or acquisition.

4.   Change in Control:

Effective June 30, 1994, Mr. Michael Harrop, on behalf of an investment group, purchased 14,931,006 shares of the Company's common stock resulting in Mr. Harrop having controlling interest. Mr. Harrop thereafter services as sole executive officer and director of the Company.
Item 8.   Changes in and Disagreements with
Accountants on Accounting and Financial Disclosure

The Company has had no disagreement with its accountant on any matter of accounting principal or practice, financial statement disclosure or auditing scope or procedure which would have caused the accountant to make reference in its report upon the subject matter of the disagreement. Further, the principal accountant's report on the financial statements does not contain an adverse opinion or a disclaimer of opinion or qualification as to audit scope or accounting principle. The Company has had the same auditor since 1992, its former principal accountant having ceased the practice.

                             PART III

Item 9. Directors and Executive Officers of the Company

The following table sets forth all current directors and executive officers of the Company, as well as their ages:



           NAME          AGE       POSITION WITH COMPANY
     Michael Harrop           Director, Chief Executive, Financial
                            and Accounting Officer, President and
                            Treasurer

* No current director has any arrangement or understanding whereby they are or will be selected as a director or nominee.


Mr. Harrop will hold office until the next annual meeting of shareholders and until his successor has been duly elected and qualified. The officers are elected by the Board of Directors at its annual meeting immediately following the shareholders' annual meeting and hold office until their death or until they earlier resign or are removed from office. There are no written or other contracts providing for the election of director or term of employment of executive officers, all of whom serve on an "at will" basis.

The Board of Directors currently consists of one member, Mr. Harrop. The Company does not have any standing audit, nominating or compensation committees, or any committees performing similar functions. The board will meet periodically throughout the year as necessity dictates. During the 1989, 1991, 1992, 1993, 1994,
1995 and 1996, the board acted by unanimous consent as necessity dictated.

Executive Profiles

Michael Harrop has been the sole director and executive officer of the Company since 1994. He resides in Geneva, Switzerland, where his principal occupation is the provision of consulting services to a variety of entities throughout Europe. He has a college degree from an institution in the United Kingdom.

Item 10. Executive Compensation

No compensation has been paid since inception to the Board of Directors or executive officers of the Company in their capacities as such, and none is anticipated to be paid at any time in the immediate future.

Item 11. Security Ownership of Management and Certain Others

Based upon information which has been made available to the Company by its stock transfer agent, the following table sets forth, as of January 20, 1997, the shares of common stock owned by each current director, by directors and executive officers as a group and by each person known by the Company to own more than 5% of the outstanding Common Stock:


Title of Class   Name and Address of     Number    Percent
                  Beneficial Owner       of Shares   of Class (1)

Common Stock    Michael Harrop (2)      12,994,962    62.15%

Directors and Executive
Officers as a Group
(one in number):                        12,994,962    62.15%



(1) Based on 20,906,058 shares of common stock issued and outstanding on January 20, 1997.
(2) The investment group which Mr. Harrop represented with respect to the divestiture of Haas & Cie owns 11,264,256 of these shares.
Mr. Harrop has the right to vote these shares, but disclaims beneficial ownership.

Item 12.       Certain Transactions

No disclosure is required under this item.

                             PART IV

Item 13.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

The following documents and reports have been filed as a part of this report:

1.   Financial Statements:
     (a)  Report of Independent Certified Public Accountants;
     (b)  Balance Sheets
     (c)  Statement of Operations
     (d)  Statement of Stockholders' Equity
     (e)  Notes to Financial Statements

2.   Financial Statement Schedules: None.

3.   Exhibits required by Item 601: None.

4.   Reports on Form 8-K: None.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   HAAS NEUVEUX & COMPANY

Date:     January 20 , 1997        By:  /s/ Michael Harrop
                                      Michael Harrop, President,
                                    Chief Executive, Financial
                                    and Accounting Officer,
                                    Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:     January 20 , 1997         By:  /s/ Michael Harrop
                                          Michael Harrop, Director







                       * * * * * * * * * *