Form 10QSB
period 1996-12-31
HAAS NEUVEUX & CO
filed 1997-01-29
CIK 799070

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    December 31, 1996

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

I.  PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements


                     HAAS NEUVEUX & COMPANY
                 (a development stage company)

                         BALANCE SHEET

                                             December 31,
                                        1996           1995

ASSETS:

Cash                                 $      0      $      0
Property and Equipment                      0             0
Other                                       0             0

   Total Assets                      $      0      $      0

LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities
   Accounts payable, trade            $0            $      0
     Accounts payable, related party        0             0

          Total Liabilities          $      0      $      0

Stockholders' Equity

  Common stock, $.0001 par value,
   100,000,000 authorized; 20,504,058
   shares issued and outstanding        2,050         2,050
  Additional paid-in capital          797,339       797,339
  Accumulated deficit                (799,389)     (799,389)

     Total equity                           0             0

Total liabilities and equity         $      0      $      0













See accompanying Notes to Financial Statements
                     HAAS NEUVEUX & COMPANY
                 (a development stage company)


                    STATEMENTS OF OPERATIONS

                               Three Months Ended December 31,
                                    1996           1995

Revenues                        $       0        $      0

Costs and expenses                 0               0

Net income (loss)                $0       $      0

Net income (loss) per common share      *               *

Weighted average number of
  common shares outstanding    20,504,058      20,504,058

* Less than $.01 per share
































See accompanying Notes to Financial Statements
                     HAAS NEUVEUX & COMPANY
                 (a development stage company)


                    STATEMENTS OF CASH FLOWS
                                  Three Months Ended December 31,
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

                        December 31, 1996
                           (Unaudited)

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

Note 5. Income taxes have not been provided for in that registrant has not had a tax liability from inception through December 31, 1996, due to operating losses.

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

Results of Operations

Three Months Ended December 31, 1996, as Compared to Three Months
Ended December 31, 1995

The Company, after the divestiture of Haas & Cie, had no operations in 1996 or 1995. In 1996, the Company engaged counsel to bring itself current in its reports under the Securities Exchange Act of 1934, as amended, and to otherwise assist it in updating its books and records. The fees and expenses incurred in this regards, as well as in regards of previous matters aggregated $43,794.


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