Form 10QSB
period 1997-03-31
HAAS NEUVEUX & CO
filed 1997-09-10
CIK 799070

SECURITIES AND EXCHANGE COMMISSION
            Washington, D.C. 20549

                  FORM 10 QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 1997

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission file number:  33 7945 D

                     HAAS NEUVEUX & COMPANY
(Exact name of small business issuer as specified in its charter)

           Colorado                             84 1032191
(State or other jurisdiction of              (I.R.S. employer
 incorporation or organization)           identification number)

4221 East  Pontatoc Canyon Dr., Tucson, Arizona      85718
   (Address of principal executive offices)        (Zip Code)

Issuer's telephone number, including area code: (520) 577 6611

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 18, 1997, there were approximately 20,504,058 shares outstanding.

I.  PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements


                    HAAS NEUVEUX & COMPANY
                (a development stage company)

                        BALANCE SHEET
                                               March 31,
                                          1997          1996

ASSETS:

Cash                                     $      -     $      -
Property and Equipment                          -            -
Other                                           -            -

        Total Assets                     $      -     $      -

LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities
Accounts payable, trade                  $      -     $      -
Accounts payable, related party                 -            -

Total Liabilities:                       $      -     $      -

Stockholders' Equity

Common stock, $.0001 par value,
   100,000,000 authorized;
   20,504,058 shares issued and
   outstanding                               2,050       2,050
Additional paid-in capital                 797,339     797,339
Accumulated deficit                       (799,389)   (799,389)

Total equity                                     -           -

Total liabilities and equity            $        -    $      -



See accompanying Notes to Financial Statements


                     HAAS NEUVEUX & COMPANY
                 (a development stage company)

                    STATEMENTS OF OPERATIONS

                                    Six Months Ended March 31,
                                     1997               1996

Revenues                             $      -         $      -

Costs and expenses                          -                -

Net income (loss)                     $     -         $      -

Net income (loss) per common share          *                *

Weighted average number of
   common shares outstanding          20,504,058    20,504,058

* Less than $.01 per share


See accompanying Notes to Financial Statements


                     HAAS NEUVEUX & COMPANY
                  (a development stage company)

                     STATEMENTS OF CASH FLOWS

                                     Six Months Ended March 31,
                                         1997            1996

Cash Flows from operating activities:
   Net gain (loss)                      $      -     $      -
   Adjustments to reconcile net gain
     loss) to net cash provided by
     operating activities                      -            -
   Depreciation and amortization               -            -
       Increase (decrease) in payables         -            -

Net cash used in operations             $      -     $      -

Net increase (decrease) in cash
     equivalents $-                     $      -            -


See accompanying Notes to Financial Statements


                    HAAS NEUVEUX & COMPANY
                 (a development stage company)

                  Notes to Financial Statements
                         March 31, 1997
                          (Unaudited)

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial condition of registrant have been included, and the disclosures are adequate to make the information presented not misleading.

Note 1. A summary of significant accounting policies is currently on file with the U.S. Securities and Exchange Commission in registrant's Form S 18 effective October 27, 1986.

Note 2. The loss per share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.
Note 3. Registrant has not declared or paid dividends on its common shares since inception.

Note 4. The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10 Q and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 5. Income taxes have not been provided for in that registrant has not had a tax liability from inception through March 31, 1997, due to operating losses.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity and Capital Resources: Haas Neuveux & Company (the Company) was incorporated under the laws of Colorado on May 23, 1986. The Company initially provided for its operations from the sale of 7,500,000 shares of its "restricted," $.0001 par value per share common stock from inception through the period ended July 14, 1986. This initial capitalization provided the Company with $7,950 in cash and services valued at $500. The funds raised from the initial capitalization were expensed in the conduct of an initial public offering which was conducted during 1986 and 1987. The securities offered to the public by the Company were units of one share of common stock and two separate classes of warrants. The two classes of warrants expired in 1987 and 1990, respectively.
The public offering closed on February 25, 1987, raising approximate gross proceeds of $80,500. This offering resulted in the issuance of 4,025,000 common shares and a like number of each class of warrant.

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

In 1992, the Company entered into a share purchase agreement with the shareholders of a Swiss corporation, Ancienne Manufacture des Montres Haas & Compagnie S.A. (Haas & Cie). This agreement, in relevant part, resulted in (a) a change of the name to Haas Neuveux & Company from Victor Capital Corporation; (ii) a reverse split of the outstanding capitalization of one share for every 16.5 shares then outstanding so that there were approximately 2,399,600 shares of common stock outstanding immediately prior to the acquisition;
(iii) an increase in the authorized capitalization prior to the acquisition to 100,000,000 common shares, $.0001 par value per share, and 10,000,000 preferred shares, $.001 par value per share;
(iv) the issuance of 17,600,400 post split common shares to the shareholders of Haas & Cie in exchange for their shares in the Swiss entity, thereby making Haas & Cie a wholly owned subsidiary of the Company; and (v) the appointment of additional directors and new officers for the Company.

In connection with the acquisition, the finders of the opportunity agreed to raise investment funds for the business of Haas & Cie, an undertaking which, in large part, resulted in failure, which, in turn and inevitably, gave rise to various disputes between several of the parties involved. Effective June 30, 1994, all disagreements were resolved. The settlement agreement between the various parties, including the Company, resulted in (i) Mr. Michael Harrop, formerly an officer and director of the Company, purchasing, on behalf of an investment group, 14,931,006 shares of the outstanding common stock from the former shareholders of Haas
& Cie and the Company surrendering all shares in Haas & Cie back to its former shareholders so that the Company no longer has any interest in its former subsidiary; (ii) Mr. Harrop agreeing to assume control of the Company; (iii) the resignation of all other officers and directors; (iv) a release by Mr. Harrop of debt owed to him by Haas & Cie;(v) a satisfaction of all debts of the Company through September 30, 1995; and (vi) a mutual release and covenant not to sue between all parties.

The Company, subsequent to the period encompassed by this report, July 2, 1997, acquired two separate subsidiaries from Mr. Harrop, who infused working capital in the amount of $1,200,000 into the Company for the purpose of funding the operations of these entities. The first subsidiary owns and is developing land in Uruguay to provide a polo facility and club surrounded by residential real estate. The second provides for the import of polo ponies from South America to Europe.

The Company had not generated any cash flows from operating or investing activities from inception through the period covered by this report. Operating capital was, through the period covered by this report, solely provided from the proceeds of two initial fundings prior to the public offering and from the offering itself. The proceeds from these efforts resulted in approximate gross proceeds of $88,450 in cash and services valued at $500. Also, on December 17, 1987, the Company received the relief of debt owed its attorney of $6,402 and the subsequent payment on its behalf of an additional $3,000 in liabilities. Finally, the recision of the acquisition of Haas & Cie resulted in the assumption and subsequent payment on its behalf of all debts claimed against the Company through December 31, 1995. The Company presently is providing for its working capital from the infusion provided by Mr. Harrop and discussed in the preceding paragraph.

Results of Operations:

Three and Six Months Ended March 31, 1997, as Compared to Three and Six Months Ended March 31, 1996: The Company, after the divestiture of Haas & Cie, had no operations in 1997 or 1996.

PART II   OTHER INFORMATION

Item 1. Litigation: No material legal proceedings to which the Company (or any officer or director of the Company, or any affiliate or owner of record or beneficially of more than five percent of the Common Stock, to management's knowledge) is a party or to which the property of the Company is subject is pending and no such material proceeding is known by management of the Company to be contemplated.

Item 2. Change in Securities: This item is not applicable to the Company for the period covered by this report.

Item 3. Defaults Upon Senior Securities: This item is not applicable to the Company for the period covered by this report.

Item 4.  Submission of Matters to a Vote of Security Holders:
There were no meetings of security holders during the period covered by this report; thus, this item is not applicable.

Item 5. Other Information: There is no additional information which the Company is electing to report under this item at this time.

Item 6. Exhibits and Reports on Form S K: No reports on Form 8 K were filed by the Company during the period covered by this report.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 19th day of August, 1997.

HAAS NEUVEUX & COMPANY
(Registrant)

By:   /s/ Michael Harrop
      Michael Harrop, President and
      Chief Executive Officer


By:  /s/ Michael Harrop
     Michael Harrop, Chief Financial
     and Accounting Officer and
     Treasurer