Form 10QSB
period 1997-06-30
HAAS NEUVEUX & CO
filed 1997-09-10
CIK 799070

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10 QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 1997

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number: 33  7945  D

                     HAAS NEUVEUX & COMPANY
(Exact name of small business issuer as specified in its charter)

        Colorado                           84-103219
(State or other jurisdiction of         (I.R.S. employer
incorporation or organization)       identification number)

4221 East  Pontatoc Canyon Dr., Tucson, Arizona       85718
 (Address of principal executive offices)          (Zip Code)

Issuer's telephone number, including area code:(520) 577-6611

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

I.  PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements






                     HAAS NEUVEUX & COMPANY
                 (a development stage company)
                          BALANCE SHEET
                                                   June 30,
                                               1997       1996
ASSETS:

Cash                                         $     -  $      -
Property and Equipment                             -         -
Other                                              -         -

   Total Assets                              $     -   $     -

LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities
   Accounts payable, trade                   $      -   $      -
   Accounts payable, related party                  -          -

   Total Liabilities:                        $      -   $      -

Stockholders' Equity

   Common stock, $.0001 par value,
      100,000,000 authorized; 20,504,058
       shares issued and outstanding             2,050      2,050
   Additional paid in capital                  797,339    797,339
   Accumulated deficit                       (799,389)    (799,389)

    Total equity                                    -         -

Total liabilities and equity                 $      -   $      -


See accompanying Notes to Financial Statements


                       HAAS NEUVEUX & COMPANY
                    (a development stage company)

                     STATEMENTS OF OPERATIONS

                                         Nine Months Ended June 30,
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
* Less than $.01 per share


See accompanying Notes to Financial Statements


                      HAAS NEUVEUX & COMPANY
                  (a development stage company)

                     STATEMENTS OF CASH FLOWS

                                  Nine Months Ended June 30,
                                       1997         1996

Cash Flows from operating activities:
   Net gain (loss)                     $      -    $      -
   Adjustments to reconcile net gain
    (loss) to net cash provided by
      operating activities                    -           -
   Depreciation and amortization              -           -
   Increase (decrease) in payables            -           -

Net cash used in operations:            $     -     $     -

Net increase (decrease) in cash
   equivalents                          $     -     $     -


See accompanying Notes to Financial Statements


                      HAAS NEUVEUX & COMPANY
                 (a development stage company)
                   Notes to Financial Statements

                            June 30, 1997
                             (Unaudited)

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

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity and Capital Resources: Haas Neuveux & Company (the Company) was incorporated under the laws of Colorado on May 23, 1986. The Company initially provided for its operations from a private capitalization followed by a public offering, which closed in 1987. The Company then unsuccessfully pursued several municipal lease transactions. In 1992, the Company acquired a Swiss corporation, Ancienne Manufacture des Montres Haas & Compagnie S.A., which was sold on June 30, 1994. Immediately after this sale, Mr. Michael Harrop assumed control of the Company.

The Company, subsequent to the period encompassed by this report, on July 2, 1997, acquired two separate subsidiaries engaged in a variety of business related to the polo field. These entities were acquired from Mr. Harrop, who infused working capital in the amount of $1,200,000 for the purpose of funding the operations of these businesses. The first subsidiary owns and is developing land in Uruguay to provide a polo facility and club surrounded by residential real estate. The second primarily provides for the import of polo ponies from South America to Europe. The Company will, as a result of these acquisitions, change its name to more closely identify with its new business.

The Company had not generated any cash flows from operating or investing activities from inception through the period of this report, having supplied its working capital needs from capital fundings which occurred in 1986 and 1987. The Company has now obtained an infusion of working capital from Mr. Harrop, as discussed above.

Results of Operations:

Three and Nine Months Ended June 30, 1997, as Compared to Three and Nine Months Ended June 30, 1996: The Company had no operations during the first nine months of 1997 or 1996.

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

HAAS NEUVEUX & COMPANY
(Registrant)

By:/s/ Michael Harrop
    Michael Harrop, President and
    Chief Executive Officer


By: /s/ Michael Harrop
    Michael Harrop, Chief Financial
    and Accounting Officer and
    Treasurer