Form 10KSB
period 1997-09-30
HAAS NEUVEUX & CO
filed 1999-07-16
CIK 799070

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10 KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended:  September 30, 1997

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     Commission file number: 33 7945 D

                             HAAS NEUVEUX & COMPANY
                             ----------------------
             (Exact name of registrant as specified in its charter)

           Colorado                                             84 1032191
           --------                                             ----------
(State or other jurisdiction of                              (I.R.S. employer
 incorporation or organization)                           identification number)

 1999 Broadway, Ste. 3250, Denver, Colorado                       80202
 ------------------------------------------                       -----
  (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:(303) 292 2992

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: As of the close of trading on July 2, 1999, there were 20,906,058 common shares outstanding, 8,911,096 of which were held by non-affiliates. The bid and asked price of the common stock on this date were $.04 and $.07, respectively; therefore, the aggregate market value of the non-affiliated common shares, as of this date was approximately $490,110.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of July 2, there were approximately 20,906,058 shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents incorporated by reference and the Part of this Form 10-KSB into which the document is incorporated:
None.

PART I

Item 1. Description of Business

Haas Neuveux & Company (Company), was incorporated under the laws of Colorado on May 23, 1986, under the name of Victor Capital Corporation. The Company initially provided for its operations from the sale of 7,500,000 shares of restricted, $.0001 par value per share common. The funds raised from the initial capitalization were expended in the conduct of an initial public offering which was conducted during 1986 and 1987. The public offering closed on February 25, 1987.

The Company, on July 2, 1997, agreed to acquire two separate subsidiaries from Mr. Harrop, who had agreed to infuse working capital in the amount of $1,200,000 into the Company for the purpose of funding the operations of these entities. The first subsidiary owned and was developing land in Uruguay to provide a polo facility and club surrounded by residential real estate. The second provided for the import of polo ponies from South America to Europe. These acquisitions, however, were rescinded due to the inability of the subsidiaries to provide audited financial statements.

The Company, on December 14, 1998, agreed to acquire all of the outstanding capital stock of Productos Forestales de Bolivar, CA (PFB), a corporation organized and operating in Venezuela. The Company on June 28, 1999, held a meeting of the Board of Directors at 3:00 PM MDST for the primary purpose of considering and acting on the failure of PFB to perform under its contract with the Company (Contract). It was determined that PFB was in material default under the Contract; thus, the Contract was declared to be in default by PFB and rescinded. The Contract, in principal part, required PFB to deliver audited financial statements of PFB in accordance with, and within the time frames specified by, the rules and regulations promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934 (Exchange Act). PFB did not comply with these provisions of the Contract. Further, the Contract had numerous other provisions which PFB also refused and failed to comply with even after repeated demands and time extensions therefor. The Company sent PFB formal notification of the recision of the Contract, including the forthwith demand of the return of all 78,996,000 shares issued to the shareholder of PFB in anticipation of closing under the Contract, absent the return of which litigation has been authorized and will be initiated.

The Company on June 25, 1999, held a formal meeting of its Board of Directors at 10:00 AM MDST for the purpose of (1) confirming the resignation of one of the two remaining board members, (2) appointing two new board members in order to bring the board membership to three in number so as to comply with Colorado law and (3) electing new executive officers. The resignation of Mr. Eric Drizenko from the board and as an executive officer was accepted without reservation effective the date of his having tendered the resignation, that being December 14, 1998. The previously tendered resignation of Mr. Harrop as a member of the board pending closing of the PFB acquisition was withdrawn, but was accepted as to his resignation as an executive officer effective the date of the meeting. The Company then appointed two new board members and a new slate of executive officers. The Board of Directors now consists of Messrs. Michael Harrop, Roger Tompkins and Charles Tatnall. The executive officers now serving the Company are
(1) Mr. Roger Tompkins (Chairman of the Board of Directors, Chief Executive Officer and President) and (2) Mr. Charles Tatnall (Chief Financial and Accounting Officer and Treasurer).

The Company is again pursuing additional business opportunities in which to engage.

Item 2. Description of Properties

The principal executive offices of the Company are presently located at 1999 Broadway, Ste. 3250, Denver, Colorado 80209. The telephone number at this address is (303) 292 2992. The Company is receiving the use of these offices from its legal counsel.

Item 3. Litigation

No material legal proceedings to which the Company (or any officer or director of the Company, or any affiliate or owner of record or beneficially of more than five percent of the Common Stock, to management's knowledge) is a party or to which the property of the Company is subject is pending and no such material proceeding is known by management of the Company to be contemplated, with the exception of the litigation authorized to be instituted against PFB for the return of those shares issued for the purpose of acquiring PFB.

Item 4. Submission of Matters to a Vote of Security Holders

There were no meetings of security holders during the period covered by this report; thus, this item is not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Common Stock is presently traded on the over-the-counter market and is listed in the Pink Sheets maintained by the National Quotation Bureau, Inc., and is listed on the Bulletin Board maintained by the National Association of Securities Dealers, Inc. (NASD) under the symbol HANX. The following table sets forth the range of high and low bid quotations for the common stock during each calendar quarter for the most recent two calendar years, each of which has been rounded to the nearest whole cent.

                    HIGH BID    LOW BID
March 31, 1997        0.16       0.01
June 30, 1997         0.05       0.01
September 30, 1997    0.05       0.01
December 31, 1997     0.01       0.01
March 31, 1998        0.50       0.05
June 30, 1998         0.50       0.07
September 30, 1998    0.12       0.07
December 31, 1998     0.25       0.04

The above prices were obtained from the National Association of Securities Dealers, Inc. The quotations represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On July 2, 1999, the closing inside bid and asked prices quoted on the Bulletin Board for the common stock were $.05 and $.07, respectively. On that date, there were two broker-dealers in the market. Outstanding Shares and Shareholders of Record: As of July 2, 1999, the transfer ledgers maintained by the Company's stock transfer agent indicated that there 20,906,058 shares of common stock issued and outstanding, none of which were restricted. On that date there were approximately 62 shareholders of record. Dividends: The Company has not declared or paid any dividends on its Common Stock from inception to the date of this report, although there are no restrictions on the payment of dividends. Further, no dividends are contemplated at any time in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations. The following should be reviewed in connection with the financial statements and management's comments thereon set forth under this and Item 7, below.

Liquidity: The Company has not generated any cash flows from operating or investing activities since inception. Operating capital was, at inception and through 1996, provided from the proceeds of two initial fundings prior to a public offering and the offering itself. In 1987, the Company received relief from its debts and the satisfaction of all liabilities in exchange for common stock. Subsequently, the recision of the acquisition of Haas & Cie resulted in the assumption and subsequent payment on its behalf of all debts claimed against the Company through December 31, 1995. Finally, Mr. Harrop, through equity infusions, provided for the operations of the Company through December, 1998. The Company presently has no source of liquidity or capital assets available to it, other than such loans and capital contributions as may be subsequently forthcoming from management, which is under no obligation in this regards. The only obligation of the Company at the date of this report was an outstanding accounts payable with its attorney.

Results of Operations: The Company had no operations during the period covered by this report.

Item 7. Financial Statements

The audited financial statements and supporting schedules required under this item are set forth in the immediately following pages.

HALLIBURTON, HUNTER & ASSOCIATES, P.C.
Certified Public Accountants

To the Board of Directors and Shareholders
HAAS NEUVEUX & COMPANY

We have audited the accompanying balance sheets of HAAS NEUVEUX & COMPANY (a development stage company) as of September 30, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of HAAS NEUVEUX & COMPANY (a development stage company), as of September 30, 1997 and 1996, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Halliburton, Hunter & Associates, P.C.
------------------------------------------
Halliburton, Hunter & Associates, P.C.

Littleton, Colorado
July 6, 1999

                             HAAS NEUVEUX & COMPANY
                          (a development stage company)

                                 BALANCE SHEETS


                                                         September 30,
                                                 1997                     1996
                                                 ----                     ----

Total Assets:                                      --                       --
                                              ---------                ---------
                                              $    --                  $    --
                                              =========                =========

Liabilities and
   Stockholders' Equity
Current Liabilities:
  Trade accounts payable                      $  78,500                $    --
                                              ---------                ---------
Total Liabilities                                78,500                     --

Stockholders' Equity:
  Preferred stock,
     par value $.001
     per share;
     10,000,000 shares
     authorized;
     none issued                                   --                       --
  Common stock,
     par value
     $.0001 per share;
     100,000,000 shares
     authorized; 20,906,058 and
    20,504,058 issued as of
    September 30, 1997,
     and September 30, 1996,
     respectively                                 2,090                    2,050
  Additional
     paid in capital                            797,339                  797,339
  Accumulated deficit
    during development stage                   (877,929)

Total stockholders'
      equity (deficit)                             --                       --
                                              ---------                ---------
                                              $    --                  $    --
                                              =========                =========


      See Auditor's report and accompanying Notes to Financial Statements

                             HAAS NEUVEUX & COMPANY
                          (a development stage company)

                            STATEMENTS OF OPERATIONS


                                                   Years ended September 30,
                                                 1997         1996        1995
                                                 ----         ----        ----

Income                                        $   --          $ --        $ --
General expenses                                78,540          --          --
(Loss) from operations                         (78,540)         --          --
Loss per share                                  (0.004)*        --          --

* Rounded to nearest decimal.



      See Auditor's report and accompanying Notes to Financial Statements


                                      HAAS NEUVEUX & COMPANY
                                   (a development stage company)

                                STATEMENTS OF STOCKHOLDER'S EQUITY


                                                                         Additional   Retained
                                                                          Paid In     Earnings
                                               Shares        Amount       Capital     (Deficit)  TOTAL
                                               ------        ------       -------     ---------  -----

Balance at September 30, 1996 and 1995       20,504,058   $    2,050      797,339     (799,389)   --

Issuance of stock for services                  402,000   $       40         --           --      --

Net loss for year ended September 30, 1997         --           --           --        (78,540)   --

Balance at September 30, 1997                20,906,058   $    2,090      797,339     (877,929)   --




      See Auditor's report and accompanying Notes to Financial Statements


                             HAAS NEUVEUX & COMPANY
                          (a development stage company)

                             STATEMENTS OF CASH FLOW


                                                      Years Ended September 30,
                                                      1997      1996      1995
                                                      ----      ----      ----

Operations:
  Net (loss)                                       $(78,540)     $--       $--

Additions not requiring working capital:
  Increase (decrease)
  in accounts payable                                78,500       --        --

Issuance of shares
 for services                                            40       --        --
                                                   --------      -----     -----


Net cash from operations                               --         --        --

Financing:                                             --         --        --
                                                   --------      -----     -----
Net cash from financing                                --         --        --

Net increase (decrease)
    in cash                                            --         --        --

Cash at beginning of period                            --         --        --

Cash at end of period                              $   --         --        --



      See Auditor's report and accompanying Notes to Financial Statements

                             HAAS NEUVEUX & COMPANY
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997

1. Organization and Nature of Business: HAAS NEUVEUX & COMPANY (formerly Victor Capital Corporation) (Company) is in the development stage and was formed under the laws of the State of Colorado on May 23, 1986, initially for the purpose of seeking selected mergers or acquisitions with a small number of business entities expected to be private companies, partnerships or sole proprietorships. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition. The Company is not limited to any operation or geographic area in seeking out opportunities. Since inception, the primary activity of the Company has been directed to organizational efforts, obtaining initial financing and seeking merger candidates.

2. Results of Operations: The Company has had no operations during the three-year period ended September 30, 1997.

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

4. Change in Control: Effective June 30, 1994, Mr. Michael Harrop, on behalf of an investment group, purchased 14,931,006 shares of the Company's common stock resulting in Mr. Harrop having controlling interest. Mr. Harrop thereafter served as sole executive officer and director of the Company. Mr. Harrop, on June 25, 1999, resigned all positions with the Company, with the exception of his directorship.

5. The Company on June 25, 1999, held a formal meeting of its Board of Directors at 10:00 AM MDST for the purpose of (1) confirming the resignation of one of the two remaining board members, (2) appointing two new board members in order to bring the board membership to three in number so as to comply with Colorado law and (3) electing new executive officers. The resignation of Mr. Eric Drizenko from the board and as an executive officer was accepted without reservation effective the date of his having tendered the resignation, that being December 14, 1998. The previously tendered resignation of Mr. Harrop as a member of the board pending closing of an acquisition of Productos Forestales de Bolivar C.A. was withdrawn, but was accepted as to his resignation as an executive officer effective the date of the meeting. The Company then appointed two new board members and a new slate of executive officers. The Board of Directors now consists of Messrs. Michael Harrop, Roger Tompkins and Charles Tatnal. The executive officers now serving the Company are (1) Mr. Roger Tompkins (Chairman of the Board of Directors, Chief Executive Officer and President) and (2) Mr. Charles Tatnal (Chief Financial and Accounting Officer and Treasurer).

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

This item is not applicable to the Company.

PART III

Item 9. Directors and Executive Officers of the Company

The following table sets forth all current directors and executive officers of the Company, as well as their ages:

   NAME            AGE      POSITION WITH COMPANY
   ----            ---      ---------------------

Roger F. Tompkins  54       Director, President, Chief
                             Executive Officer

Charles Tatnall    35       Director, Chief Financial and
                             Accounting Officer, Treasurer

Michael Harrop     45       Director

* No current director has any arrangement or understanding whereby they are or will be selected as a director or nominee.

Profiles of Directors and Executive Officers: Roger F. Tompkins has served the Company on the board and as an executive officer since June 25, 1999. He has also served on the board and as an executive officer of several other public companies as well. Mr. Tompkins was a director and the sole executive officer of Power Capital Corporation, a consulting firm which, through a wholly owned subsidiary, Concepts Associates, Inc., specialized in mergers, acquisitions, corporate finance and public relations. Power Capital is publicly held, and acquired in January of 1996 a business in China which is developing a Sheraton Hotel and adjoining commercial complex in the Beijing metropolitan area. Mr. Tompkins resigned as an officer and as a director of this entity after the acquisition. Since August, 1980, Mr. Tompkins has been a director and an executive officer of Concepts Associates, which, until January of 1996, was a wholly owned subsidiary of Power Capital. Mr. Tompkins purchased Concepts
Associates from Power Capital in January, 1996, and is now conducting the previous business of Power Capital through Concepts Associates. During 1961 and 1962, Mr. Tompkins attended Farleigh Dickenson University but did not receive a degree.

Charles Tatnall has served the Company on the board and as an executive officer since June 25, 1999. He has also served on the board of other public companies as well. Mr. Tatnall is a private businessman who resides outside Vancouver, British Columbia.

Michael Harrop has served the Company on the board since 1992, and served as an executive officer from June 30, 1994, until June 25, 1999. He has also served on the board of other public companies as well. Mr. Harrop is a private businessman who resides outside Geneva, Switzerland. He graduated from Cambridge University in the United Kingdom with a degree in philosophy in 1966.Marketing of advanced products.

No current director has any arrangement or understanding whereby they are or will be selected as a director or as an executive officer. All directors will hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified, unless and until they earlier resign or are removed from office. The executive officers of the Company are elected by the Board of Directors at its annual meeting immediately following the shareholders' annual meeting. The Company does not have any standing audit, nominating or compensation committee, or any committee performing similar functions.

Item 10. Executive Compensation

No cash compensation has been paid since inception to the Board of Directors or executive officers of the Company in their capacities as such, and none is anticipated to be paid at any time in the immediate future.

Item 11. Security Ownership of Management and Certain Others

Based on information which has been made available to the Company by its stock transfer agent, the following table sets forth, as of July 2, 1999, the shares of common stock owned by each current director, by directors and executive officers as a group and by each person known by the Company to own more than 5% of the outstanding Common Stock:

                     Name and Address of        Number        Percent
Title of Class        Beneficial Owner         of Shares     of Class(1)
--------------        ----------------         ---------     -----------

Common Stock           Michael Harrop          11,994,962      57.38%

Directors and Executive Officers
  as a Group (three in number):                11,994,962      57.38%


(1) Based on 20,906,058 shares of common stock issued and outstanding on July 2, 1999.

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

SIGNATURES: Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAAS NEUVEUX & COMPANY

Date: July 7, 1999


By: /s/ Roger F. Tompkins,
--------------------------
Roger F. Tompkins, President, Chief Executive Officer

Date: July 7, 1999

By: /s/ Charles Tatnall
-----------------------
Charles Tatnall, Chief Financial and Account Officer, Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 7, 1999

By: /s/ Roger F. Tompkins
-------------------------
Roger F. Tompkins, Director

Date: July 7, 1999

By: /s/ Charles Tatnall
-----------------------
Charles Tatnall, Director

Date: July 7, 1999

By: /s/ Michael Harrop
----------------------
Michael Harrop, Director