Form 10QSB
period 1997-12-31
HAAS NEUVEUX & CO
filed 1999-07-16
CIK 799070

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10 QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: December 31, 1997

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

     Commission file number:  33 7945 D

                             HAAS NEUVEUX & COMPANY
                             ----------------------
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

Issuer's telephone number, including area code: (303) 292 2992

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 2, 1999, there were approximately 20,906,058 shares outstanding.

I. PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                             HAAS NEUVEUX & COMPANY
                          (a development stage company)
                                 BALANCE SHEETS


                                                   December 31,    September 30,
                                                       1997             1997
                                                       ----             ----
                                                   (Unaudited)       (Audited)
Total Assets:                                            --               --
                                                    ---------        ---------
                                                    $    --          $    --
                                                    =========        =========

Liabilities and Stockholders' Equity

Current Liabilities:
 Trade accounts payable                             $ 128,500        $  78,500
                                                    ---------        ---------
 Total Liabilities                                    128,500           78,500

Stockholders' Equity:
  Preferred stock,
   par value
   $.001 per share;
   10,000,000 shares
   authorized, none issued                               --               --
  Common stock,
   par value $.0001
   per share; 100,000,000
   shares authorized;
   20,906,058 issued                                    2,090            2,090
  Additional paid
    in capital                                        797,339          797,339

Accumulated deficit
    during development
    stage                                            (927,929)        (877,929)

Total stockholders'
   equity (deficit)                                      --               --
                                                    ---------        ---------
                                                    $    --          $    --


                 See accompanying Notes to Financial Statements

                             HAAS NEUVEUX & COMPANY
                          (a development stage company)

                            STATEMENTS OF OPERATIONS


                                                Three Months Ended December 31,
                                                   1997                1996
                                                   ----                ----

Revenues                                      $       --            $       --

Costs and expenses                                 (50,000)                 --

Net income (loss)                             $    (50,000)         $       --

Net income (loss)
  per common share                                       *                     *

Weighted average
  number of common
  shares outstanding                            20,906,058            20,906,058

* Less than $.01 per share



                 See accompanying Notes to Financial Statements

                             HAAS NEUVEUX & COMPANY
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS


                                                 Three Months Ended December 31,
                                                        1997          1996
                                                        ----          ----

Cash Flows from operating activities:
  Net gain (loss)                                     $(50,000)       $ --

Adjustments to
  reconcile net gain
  (loss) to net cash
   provided by
   operating activities:
     Increase (decrease)
     in payables                                        50,000          --

Net cash used in
   operations                                         $   --          $ --

Net increase
  (decrease) in cash:                                 $   --          $ --



                 See accompanying Notes to Financial Statements

                             HAAS NEUVEUX & COMPANY
                          (a development stage company)

                          Notes to Financial Statements
                                December 31, 1997
                                   (Unaudited)

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

Note 4. The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10 QSB and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 5. Income taxes have not been provided for in that registrant has not had a tax liability from inception through the period of this report due to operating losses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: The Company was incorporated under the laws of Colorado on May 23, 1986, under the name of Victor Capital Corporation. The Company initially provided for its operations from the sale of 7,500,000 shares of restricted, $.0001 par value per share common. The funds raised from the initial capitalization were expended in the conduct of an initial public offering which was conducted during 1986 and 1987. The public offering closed on February 25, 1987.

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

Liquidity: The Company has not generated any cash flows from operating or investing activities since inception. Operating capital was, at inception and through 1996, provided from the proceeds of two initial fundings prior to a public offering and the offering itself. In 1987, the Company received relief from its debts and the satisfaction of all liabilities in exchange for common stock. Subsequently, the recision of the acquisition of Haas & Cie resulted in the assumption and subsequent payment on its behalf of all debts claimed against the Company through December 31, 1995. Finally, Mr. Harrop, through equity infusions, provided for the operations of the Company through the periods covered by this report. The Company presently has no source of liquidity or capital assets available to it, other than such loans and capital contributions as may be subsequently forthcoming from management, which is under no obligation in this regards. The only obligation of the Company at the date of this report was an outstanding accounts payable with its attorney.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 7th day of July, 1999.

HAAS NEUVEUX & COMPANY
(Registrant)

By: /s/ Roger F. Tompkins
    -------------------------
    Roger F. Tompkins, President
    and Chief Executive Officer


By: /s/ Charles Tatnall
    -----------------------
    Charles Tatnall, Chief Financial
    and Accounting Officer and Treasurer