Form 10QSB
period 1998-06-30
HAAS NEUVEUX & CO
filed 1999-07-16
CIK 799070

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10 QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: June 30, 1998

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


                                                      June 30,     September 30,
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


                                                   Nine Months Ended June 30,
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


                                                      Nine Months Ended June 30,
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



                 See accompanying Notes to Financial Statements

                             HAAS NEUVEUX & COMPANY
                          (a development stage company)

                          Notes to Financial Statements
                                  June 30, 1998
                                   (Unaudited)

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