Form 10KSB
period 1998-09-30
HAAS NEUVEUX & CO
filed 1999-07-16
CIK 799070

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10 KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended:  September 30, 1998

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

HALLIBURTON, HUNTER & ASSOCIATES, P.C.
Certified Public Accountants

To the Board of Directors and Shareholders
HAAS NEUVEUX & COMPANY

We have audited the accompanying balance sheets of HAAS NEUVEUX & COMPANY (a development stage company) as of September 30, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of HAAS NEUVEUX & COMPANY (a development stage company), as of September 30, 1998 and 1997, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Halliburton, Hunter & Associates, P.C.
------------------------------------------
Halliburton, Hunter & Associates, P.C.

Littleton, Colorado
July 6, 1999

                             HAAS NEUVEUX & COMPANY
                          (a development stage company)

                                 BALANCE SHEETS


                                                         September 30,
                                                1998                     1997
                                                ----                     ----

Total Assets:                                     --                        --
                                             ---------                 ---------
                                             $    --                   $    --
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
                                             =========                 =========


       See Auditor's report and accompanying Notes to Financial Statements

                             HAAS NEUVEUX & COMPANY
                          (a development stage company)

                            STATEMENTS OF OPERATIONS


                                                   Years ended September 30,
                                                  1998       1997        1996
                                                  ----       ----        ----

Income                                        $     --    $    --       $  --
General expenses                                  50,000     78,540        --
(Loss) from operations                           (50,000)   (78,540)       --
Loss per share                                    (0.002)*    (.004)*      --


* Rounded to nearest decimal.



      See Auditor's report and accompanying Notes to Financial Statements


                                       HAAS NEUVEUX & COMPANY
                                    (a development stage company)

                                 STATEMENTS OF STOCKHOLDER'S EQUITY


                                                                        Additional   Retained
                                                                         Paid In     Earnings
                                              Shares        Amount       Capital     (Deficit)  TOTAL
                                              ------        ------       -------     ---------  -----

Balance at September 30, 1996 and 1995       20,504,058   $    2,050      797,339     (799,389)   --

Issuance of stock for services                  402,000   $       40         --           --      --

Net loss for year ended September 30, 1997         --           --           --        (78,540)   --

Balance at September 30, 1997                20,906,058   $    2,090      797,339     (877,929)   --

Net loss for year ended September 30, 1998         --           --           --        (50,000)   --

Balance at September 30, 1998                20,906,058   $    2,090      797,339     (927,929)   --




       See Auditor's report and accompanying Notes to Financial Statements



                             HAAS NEUVEUX & COMPANY
                          (a development stage company)

                             STATEMENTS OF CASH FLOW


                                                     Years Ended September 30,
                                                    1998        1997       1996
                                                    ----        ----       ----

Operations:
  Net (loss)                                     $(50,000)    $(78,540)    $--

Additions not requiring working capital:
  Increase (decrease)
  in accounts payable                              50,000       78,540      --

Issuance of shares
 for services                                        --             40      --
                                                 --------     --------     -----


Net cash from operations                             --           --        --

Financing:                                           --           --        --
                                                 --------     --------     -----
Net cash from financing                              --           --        --

Net increase (decrease)
    in cash                                          --           --        --

Cash at beginning of period                          --           --        --

Cash at end of period                            $   --           --        --




      See Auditor's report and accompanying Notes to Financial Statements

                             HAAS NEUVEUX & COMPANY
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998

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