Form 10QSB
period 1998-12-31
HAAS NEUVEUX & CO
filed 1999-07-16
CIK 799070

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10 QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: December 31, 1998

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

I. PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                             HAAS NEUVEUX & COMPANY
                          (a development stage company)
                                 BALANCE SHEETS


                                                  December 31,     September 30,
                                                     1998              1998
                                                     ----              ----
                                                  (Unaudited)       (Audited)

Total Assets:                                           --               --
                                                   ---------        ---------
                                                   $    --          $    --
                                                   =========        =========

Liabilities and Stockholders' Equity

Current Liabilities:
 Trade accounts payable                            $ 128,500        $ 128,500
                                                   ---------        ---------
 Total Liabilities                                   128,500          128,500

Stockholders' Equity:
  Preferred stock,
   par value
   $.001 per share;
   10,000,000 shares
   authorized, none issued                              --               --
  Common stock,
   par value $.0001
   per share; 100,000,000
   shares authorized;
   20,906,058 issued                                   2,090            2,090
  Additional paid
    in capital                                       797,339          797,339

Accumulated deficit
    during development
    stage                                           (927,929)        (927,929)

Total stockholders'
   equity (deficit)                                     --               --
                                                   ---------        ---------
                                                   $    --          $    --


                 See accompanying Notes to Financial Statements

                             HAAS NEUVEUX & COMPANY
                          (a development stage company)

                            STATEMENTS OF OPERATIONS


                                               Three Months Ended December 31,
                                                  1998                 1997
                                                  ----                 ----

Revenues                                      $       --           $       --

Costs and expenses                                    --                 50,000

Net income (loss)                             $       --           $    (50,000)

Net income (loss)
  per common share                                       *                    *

Weighted average
  number of common
  shares outstanding                            20,906,058           20,906,058

* Less than $.01 per share



                 See accompanying Notes to Financial Statements

                             HAAS NEUVEUX & COMPANY
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS


                                                 Three Months Ended December 31,
                                                     1998              1997
                                                     ----              ----

Cash Flows from
 operating activities:
  Net gain (loss)                                  $    --           $(50,000)

Adjustments to
  reconcile net gain
  (loss) to net cash
   provided by
   operating activities:
     Increase (decrease)
     in payables                                        --             50,000

Net cash used in
   operations                                      $    --           $   --

Net increase
  (decrease) in cash:                              $    --           $   --



                 See accompanying Notes to Financial Statements

                             HAAS NEUVEUX & COMPANY
                          (a development stage company)

                          Notes to Financial Statements
                                December 31, 1998
                                   (Unaudited)

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