Form 10QSB
period 1999-06-30
HAAS NEUVEUX & CO
filed 1999-07-16
CIK 799070

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10 QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: June 30, 1999

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

I. PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                             HAAS NEUVEUX & COMPANY
                          (a development stage company)
                                 BALANCE SHEETS


                                                     June 30,      September 30,
                                                       1999             1998
                                                       ----             ----
                                                   (Unaudited)       (Audited)

Total Assets:                                            --               --
                                                    ---------        ---------
                                                    $    --          $    --
                                                    =========        =========

Liabilities and Stockholders' Equity

Current Liabilities:
 Trade accounts payable                             $ 128,500        $ 128,500
                                                    ---------        ---------
 Total Liabilities                                    128,500          128,500

Stockholders' Equity:
  Preferred stock,
   par value
   $.001 per share;
   10,000,000 shares
   authorized, none issued                               --               --
  Common stock,
   par value $.0001
   per share; 100,000,000
   shares authorized;
   20,906,058 issued                                    2,090            2,090
  Additional paid
    in capital                                        797,339          797,339

Accumulated deficit
    during development
    stage                                            (927,929)        (927,929)

Total stockholders'
   equity (deficit)                                      --               --
                                                    ---------        ---------
                                                    $    --          $    --



                 See accompanying Notes to Financial Statements

                             HAAS NEUVEUX & COMPANY
                          (a development stage company)

                            STATEMENTS OF OPERATIONS


                                                  Nine Months Ended June 30,
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


                                                     Nine Months Ended June 30,
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




                 See accompanying Notes to Financial Statements

                             HAAS NEUVEUX & COMPANY
                          (a development stage company)

                          Notes to Financial Statements
                                  June 30, 1999
                                   (Unaudited)

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