Form 10KSB
period 1999-09-30
HAAS NEUVEUX & CO
filed 2000-03-06
CIK 799070

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10 KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 33 7945 D

                             HAAS NEUVEUX & COMPANY
             (Exact name of registrant as specified in its charter)

         Colorado                                      84  1032191
(State or other jurisdiction             (I.R.S. employer identification number)
     of incorporation)

1999 Broadway, Ste. 3250, Denver, Colorado                80202
 (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (303) 292 2992 Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State issuer's revenues for most recent fiscal year: ($18,358)

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: As of the close of trading on February 24, 2000, there were approximately 99,902,058 common shares outstanding, 8,911,096 of which were held by non-affiliates and approximately 78,900,000 of which were subject to dispute and litigation. The bid and asked price of the common stock on this date were $.40 and $.49, respectively; therefore, the aggregate market value of the non-affiliated common shares, as of February 24, 2000, was approximately $3,965,438. (Please see "Part I, Item 3. Litigation.")

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of February 24, 2000, there were approximately 99,902,058 shares outstanding, of which approximately 78,900,000 were subject to dispute and litigation. (Please see "Part I, Item 3. Litigation.")

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents incorporated by reference and the Part of this Form 10-KSB into which the document is incorporated: None.

PART I

Item 1. Description of Business

Haas Neuveux & Company (Company) was incorporated under the laws of Colorado on May 23, 1986. The initial business plan of the Company was to find and acquire a business opportunity in which to engage. Several acquisitions were undertaken from inception through 1997; however, none proved successful.

On December 14, 1998, the Company agreed in principal to acquire all outstanding stock of Productos Forestales de Bolivar, CA (PFB), a corporation organized and operating in Venezuela. On June 28, 1999, a meeting of the Board of Directors was held for the primary purpose of considering and acting on the failure of PFB to perform its obligations under the contract with the Company (Contract). It was determined that PFB was in material default in the performance of its obligations leading to closing under the Contract; thus, the Contract was declared to be in default and was rescinded. The Contract, in principal part, required PFB to deliver audited financial statements of PFB in accordance with, and within the time frames specified by, the rules and regulations promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934 (Exchange Act). PFB did not comply with these provisions. Further, the Contract had numerous other provisions which PFB also refused and failed to comply with even after repeated demands and time extensions therefor. The Company sent PFB formal notification of the recision of the Contract, including the forthwith demand for the return of all 78,996,000 shares issued to the shareholder of PFB in anticipation of closing under the Contract, absent the return of which litigation was authorized. PFB failed to honor the notification and litigation was initiated. Settlement discussion are currently being undertaken; however, there can be no assurance these talks will be successful.

On June 25, 1999, a formal meeting of the Board of Directors was held for the purpose of (1) confirming the resignation of one of the two remaining board members, (2) appointing two new board members in order to bring the board membership to three in number so as to comply with Colorado law and (3) electing new executive officers. The resignation of Mr. Eric Drizenko from the board and as an executive officer was accepted without reservation effective the date of his having tendered the resignation, that being December 14, 1998. The previously tendered resignation of Mr. Harrop as a member of the board pending closing of the PFB acquisition was withdrawn, but was accepted as to his resignation as an executive officer effective the date of the meeting. The Company then appointed two new board members and a new slate of executive officers. The Board of Directors at and immediately subsequent to this date then consisted of Messrs. Michael Harrop, Roger Tompkins and Charles Tatnall. The executive officers were (1) Mr. Roger F. Tompkins (Chairman of the Board of Directors, Chief Executive Officer and President) and (2) Mr. Charles Tatnall (Chief Financial and Accounting Officer and Treasurer). Messrs. Tompkins and Tatnall acted as directors and executive officers of the Company from June 25, 1999, until approximately February 25, 2000, at which time they resigned. Mr. Harrop at February 25, 2000, became the sole director of the Company and appointed himself Chairman of the Board of Directors and sole executive officer.

The Company is again pursuing business opportunities in which to engage.

Item 2. Description of Properties

The principal executive offices of the Company are presently located at 1999 Broadway, Ste. 3250, Denver, Colorado 80209. The telephone number at this address is 303.292.2992. The Company is receiving the use of these offices from its legal counsel.

Item 3. Litigation

No material legal proceedings to which the Company (or any officer or director of the Company, or any affiliate or owner of record or beneficially of more than five percent of the Common Stock, to management's knowledge) is a party or to which the property of the Company is subject is pending and no such material proceeding is known by management of the Company to be contemplated, with the exception of the litigation instituted against PFB, as described immediately below.

On July 28, 1999, the Company initiated litigation in the District Court in and for the City and County of Denver, State of Colorado. The complaint seeks declaratory relief against PFB and Messrs. Richard Smith, Norman Piatti and David Bovi. Specifically and in part, these individuals have been representing themselves as officers, directors and/or legal counsel of the Company even after the Company's efforts to obtain their cooperation in ceasing and desisting in their representations. The Company has asked the court for a formal declaration as to (1) the individuals constituting the current board of directors of the Company, (2) the individuals currently serving as officers of the Company, (3) which individual properly represents the Company as legal counsel, (4) whether the common stock issued to Mr. Smith constitute valid outstanding shares of the Company and (5) whether the contract between the Company and PFB is or has ever been a valid agreement. Settlement discussions are in process at the present time; however, no assurance can be given that settlement will be possible.

Item 4. Submission of Matters to a Vote of Security Holders

There were no meetings of security holders during the period covered by this report; thus, this item is not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Common Stock is presently traded on the over-the-counter market and is listed on the Bulletin Board maintained by the National Association of Securities Dealers, Inc. (NASD) under the symbol HANX. The following table sets forth the range of high and low bid quotations for the common stock during each calendar quarter for the most recent two calendar years, each of which has been rounded to the nearest whole cent.

                               HIGH BID      LOW BID       HIGH ASK      LOW ASK
March 31, 1998                   0.32         0.10           0.35         0.13
June 30, 1998                    0.22         0.06           0.25         0.10
September 30, 1998               0.10         0.03           0.111        0.0375
December 31, 1998                0.27         0.025          0.33         0.03

March 31, 1999                   0.22         0.03125        0.26         0.04
June 30, 1999                    0.465        0.03125        0.23         0.04
September 30, 1999               0.05         0.02           0.06         0.025
December 31, 1999                0.11         0.01           0.13         0.015

The above prices were obtained from the National Association of Securities Dealers, Inc. The quotations represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On February 24, 2000, the closing inside bid and asked prices quoted on the Bulletin Board for the common stock were $.40 and $.49, respectively. On that date, there were ten market makers, with one broker dealer publishing the inside bid and one publishing the inside ask.

Outstanding Shares: As of February 24, 2000, the transfer ledgers maintained by the Company's stock transfer agent indicated that there were approximately 99,902,058 shares of common stock issued and outstanding, of which approximately 78,900,000 were restricted and the subject of dispute. (See "Part I, Item 3. Litigation.")

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

Liquidity: The Company has not generated any cash flows from operating or investing activities since inception. Operating capital was, at inception and through 1986, provided from the proceeds of two initial fundings prior to a public offering and the offering itself. In 1987, the Company received relief from its debts and the satisfaction of all liabilities in exchange for common stock. This provided sufficient working capital until February, 1992, at which time the Company acquired a subsidiary. The acquisition of this subsidiary was subsequently rescinded; however, the recission resulted in the assumption and subsequent payment on behalf of the Company by Mr. Michael Harrop of all debts claimed through December 31, 1995. Mr. Harrop, through equity infusions, provided working capital for the operations of the Company through September 30, 1998. Subsequent working capital was provided through the incurrence of an account payable. The Company presently has no source of liquidity or capital assets available to it, other than such loans and capital contributions as may subsequently be forthcoming from management, which is under no obligation in this regards. The only obligation of the Company at the date of this report was an outstanding accounts payable with its attorney, who has agreed to the satisfaction of the entire amount outstanding through the date of this report after payment of approximately $8,500 in outstanding costs advanced and approximately $24,500 in fees.

Results of Operations: The Company had no operations during the period covered by this report. All activity concerning the Company pertained solely to its attempts to effectuate its business plan, that being the acquisition of an operating business.

Item 7. Financial Statements

The audited financial statements and supporting schedules required under this item are set forth in the immediately following pages.

                     HALLIBURTON, HUNTER & ASSOCIATES, P.C.
                          Certified Public Accountants

To the Board of Directors and Shareholders
HAAS NEUVEUX & COMPANY

We have audited the accompanying balance sheets of HAAS NEUVEUX & COMPANY (a development stage company) as of September 30, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years ended September 30, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of HAAS NEUVEUX & COMPANY (a development stage company), as of September 30, 1999 and 1998, and the results of its operations and cash flows for the years ended September 30, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.

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



/s/ Halliburton, Hunter & Associates, P.C.
------------------------------------------
Halliburton, Hunter & Associates, P.C.


Littleton, Colorado
March 1, 2000

                             HAAS NEUVEUX & COMPANY
                          (a development stage company)

                                 BALANCE SHEETS

                                                             September 30,
                                                          -------------------
                                                          1999           1998
                                                          ----           ----
Total Assets:                                                --            --
                                                        ---------     ---------
                                                        $    --       $    --
                                                        =========     =========
Liabilities and Stockholders' Equity
Current Liabilities:
 Trade accounts payable                                 $ 146,858     $ 128,500
                                                        ---------     ---------
 Total Liabilities                                        146,858       128,500
                                                        ---------     ---------
Stockholders' Equity:
  Preferred stock, par value $.001 per share;
     10,000,000 shares authorized; none issued               --            --
  Common stock, par value $.0001 per share;
    100,000,000 shares authorized; 20,906,058
    issued                                                  2,090         2,090
  Additional paid in capital                              797,339       797,339
  Accumulated deficit during development stage           (946,287)     (927,929)
                                                        ---------     ---------
Total stockholders' equity (deficit)                         --            --
                                                        ---------     ---------
                                                        $    --       $    --
                                                        =========     =========


See Auditor's report and accompanying Notes to Financial Statements

                             HAAS NEUVEUX & COMPANY
                          (a development stage company)

                            STATEMENTS OF OPERATIONS

                                              Years ended September 30,
                                      ----------------------------------------
                                        1999            1998            1997
                                        ----            ----            ----

Income                                $   --          $   --          $   --
General expenses                        18,358          50,000          78,540
                                      --------        --------        --------
(Loss) from operations                 (18,358)        (50,000)        (78,540)
                                      ========        ========        ========
Loss per share                          (0.001)*        (0.002)*        (0.004)*
                                      ========        ========        ========

* Rounded to nearest decimal.



See Auditor's report and accompanying Notes to Financial Statements



                                    HAAS NEUVEUX & COMPANY
                                 (a development stage company)

                              STATEMENTS OF STOCKHOLDER'S EQUITY


                                                              Additional   Retained
                                                               Paid In     Earnings
                                      Shares      Amount       Capital     (Deficit)     TOTAL
                                      ------      ------       -------     ---------     -----
Balance at
   September 30, 1996               20,504,058   $    2,050      797,339     (799,389)      --

Issuance of stock for services         402,000   $       40         --           --         --
Net loss for year ended September
    30, 1997                              --           --           --        (78,540)      --
                                    ----------   ----------   ----------   ----------    ------
Balance at September 30, 1997       20,906,058   $    2,090      797,339     (877,929)      --
Net loss for year ended September
    30, 1998                              --           --           --        (50,000)      --
                                    ----------   ----------   ----------   ----------    ------
Balance at September 30, 1998       20,906,058   $    2,090      797,339     (927,929)      --
Net loss for year ended September         --           --           --        (18,358)
   30, 1999
                                    ----------   ----------   ----------   ----------    ------
Balance at September 30, 1999       20,906,058   $    2,090      797,339     (946,287)      --



See Auditor's report and accompanying Notes to Financial Statements


                             HAAS NEUVEUX & COMPANY
                          (a development stage company)

                             STATEMENTS OF CASH FLOW

                                                    Years Ended September 30,
                                                  ----------------------------
                                                  1999       1998         1997
                                                  ----       ----         ----
Operations:
  Net (loss)                                   $(18,358)   $(50,000)   $(78,540)
Additions not requiring working capital:
    Increase (decrease) in accounts payable      18,358      50,000      78,500
    Issuance of shares for services                --          --            40
                                               --------    --------    --------
        Net cash from operations                   --          --          --
Financing:                                         --          --          --
                                               --------    --------    --------
     Net cash from financing                       --          --          --
Net increase (decrease) in cash                    --          --          --
Cash at beginning of period                        --          --          --
Cash at end of period                              --          --          --



See Auditor's report and accompanying Notes to Financial Statements

                             HAAS NEUVEUX & COMPANY
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999

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

2. Results of Operations: The Company has had no operations during the three-year period ended September 30, 1999.

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

4. Change in Control: Effective June 30, 1994, Mr. Michael Harrop, on behalf of an investment group, purchased 14,931,006 shares of the Company's common stock resulting in Mr. Harrop having controlling interest. Mr. Harrop thereafter served as sole executive officer and director of the Company. Mr. Harrop, on June 25, 1999, resigned all positions with the Company, with the exception of his directorship. On February 25, 2000, Mr. Harrop again became the sole director and executive officer.

5. Meeting of Directors: The Company on June 25, 1999, held a formal meeting of its Board of Directors at 10:00 AM MDST for the purpose of (1) confirming the resignation of one of the two remaining board members, (2) appointing two new board members in order to bring the board membership to three in number so as to comply with Colorado law and (3) electing new executive officers. The resignation of Mr. Eric Drizenko from the board and as an executive officer was accepted without reservation effective the date of his having tendered the resignation, that being December 14, 1998. The previously tendered resignation of Mr. Harrop as a member of the board pending closing of an acquisition of Productos Forestales de Bolivar C.A. was withdrawn, but was accepted as to his resignation as an executive officer effective the date of the meeting. The Company then appointed two new board members and a new slate of executive officers. The Board of Directors then consisted of Messrs. Michael Harrop, Roger Tompkins and Charles Tatnal. The executive officers then serving the Company were (1) Mr. Roger Tompkins (Chairman of the Board of Directors, Chief Executive Officer and President) and (2) Mr. Charles Tatnall (Chief Financial and Accounting Officer and Treasurer). Messrs. Tompkins and Tatnall acted as directors and executive officers of the Company from June 25, 1999, to February 25, 2000, act which time they resigned. Mr. Harrop then became the sole director of the Company and appointed himself Chairman of the Board of Directors and sole executive officer.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

This item is not applicable to the Company.


PART III

Item 9. Directors and Executive Officers of the Company

The following table sets forth all current directors and executive officers of the Company, as well as their ages:

       NAME            AGE     POSITION WITH COMPANY

  Michael Harrop       55      Director (Chairman), President, Chief Executive
                               Officer, Chief Financial and Accounting Officer,
                               Treasurer

* No current director has any arrangement or understanding whereby they are or will be selected as a director or nominee.

Profiles of Directors and Executive Officers: Michael Harrop has served the Company on the board since 1992, and served as an executive officer from June 30, 1994, until June 25, 1999, and became the sole executive officer of the Company on February 24, 2000. He has also served on the board of other public companies as well. Mr. Harrop is a private businessman who resides outside Geneva, Switzerland. He graduated from Cambridge University in the United Kingdom with a degree in philosophy in 1966. Mr. Harrop is also a director of Forlink Software Corporation, Inc., which is publicly held.

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

Item 10. Executive Compensation

No cash compensation has been paid since inception to the Board of Directors or executive officers of the Company in their capacities as such, and none is anticipated to be paid at any time in the immediate future, with the exception that Mr. Tompkins received the sum of $8,000 and Mr. Tatnall the sum of $4,000 on or about February 25, 2000, in exchange for their services to the Company.

Item 11. Security Ownership of Management and Certain Others

Based on information which has been made available to the Company by its stock transfer agent, the following table sets forth, as of February 24, 2000, the shares of common stock owned by each current director, by directors and executive officers as a group and by each person known by the Company to own more than 5% of the outstanding Common Stock:

Title of Class            Name and Address of          Number         Percent
                           Beneficial Owner           of Shares     of Class (1)

Common Stock             Michael Harrop              11,994,962          12%
                         c/o 1401 17th Street
                         Ste. 1100
                         Denver, Colorado 80202

Common Stock             Ricky Smith                 78,900,000 (2)      79%
                         c/o Thomas Howard, Esq.
                         555 17th Street
                         Ste. 3200
                         Denver, Colorado 8020

Directors and Executive
Officers as a Group
(three in number):                                   11,994,962          12%

(1) Based on approximately 99,902,058 shares of common stock issued and outstanding on February 24, 2000, of which 78,900,000 are the subject of dispute. (See footnote 2 immediately below and "Part I, Item 3. Litigation.")

(2) The validity of the issuance of these shares are currently the subject of litigation. (See "Part I, Item 3. Litigation.")

Item 12. Certain Transactions

No disclosure is required under this item.

PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

The following documents and reports have been filed as a part of this report:

1.   Exhibits required by Item 601:
         3.1. Articles of Incorporation*
         3.2. Bylaws*
          27  Financial Data Schedule

2.   Reports on Form 8-KSB:
         June 25, 1999 (Addition of directors; New executive officers) July 27, 1999 (Litigation regarding PFB, et. al.)

*    Incorporated by reference in registrant's Form S 18 effective October 27,
     1986.

**   Filed herewith

SIGNATURES: Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAAS NEUVEUX & COMPANY

Date: March 2, 2000               By: /s/ Michael Harrop
-------------------               ----------------------
                                  Michael Harrop, President,
                                  Chief Executive Officer

Date: March 2, 2000               By: /s/ Michael Harrop
-------------------               ----------------------
                                  Michael Harrop, Chief Financial and Accounting
                                  Officer, Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 2, 2000                By: /s/ Michael Harrop
-------------------                ----------------------
                                   Michael Harrop, Director

Item 2(1) Form 8-KSB dated June 25, 1999


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 8-KSB
                                 CURRENT REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                  June 25, 1999
                                (Date of Report)

                             Haas, Neuveux & Company
             (Exact Name of Registrant as specified in its charter)

                                    Colorado
                 (State or other jurisdiction of incorporation)

        33 7945 D                                        84-1032191
(Commission File Number)                    (IRS Employer Identification Number)

                1999 Broadway, Ste. 3250, Denver, Colorado 80202
           (Address of principal executive offices including zip code)

                1999 Broadway, Ste. 3250, Denver, Colorado 80202
                      (Mailing address, including zip code)

                                 (303) 292-2992
               (Registrant's telephone number including area code)

               4221 E. Pontatoc Canyon Dr., Tucson, Arizona 85718
          (Former name or former address, if changed since last report)

Item 1. Change in Control of Registrant:

Haas Neuveux & Company (Company) on June 25, 1999, held a formal meeting of its board of directors (Board of Directors) at 10:00 AM MDST for the purpose of (1) confirming the resignation of one of the two remaining board members, (2) appointing two new board members in order to bring the board membership to three in number so as to comply with Colorado law and (3) electing new executive officers. The resignation of Mr. Eric Drizenko from the board and as an executive officer was accepted without reservation effective the date of his having tendered the resignation, that being December 14, 1998. The previously tendered resignation of Mr. Harrop as a member of the board was withdrawn, but was accepted as to his resignation as an executive officer effective the date of the meeting. The Company then appointed two new board members and a new slate of executive officers. The Board of Directors now consists of Messrs. Michael Harrop, Roger Tompkins and Charles Tatnal. The executive officers now serving the Company are (1) Mr. Roger Tompkins (Chairman of the Board of Directors, Chief Executive Officer and President) and (2) Mr. Charles Tatnal (Chief Financial and Accounting Officer and Treasurer).

Item 2. Acquisition or Disposition of Assets:

The Company on June 28, 1999, held a meeting of the Board of Directors at 3:00 PM MDST for the primary purpose of considering and acting on the failure of Productos Forestales Bolivar, C.A. (PFB), to perform under its contract with the Company dated December 14, 1998 (Contract). It was determined that PFB was in material default under the Contract and the Contract was rescinded effective immediately.

The Contract, in principal part, required PFB to deliver audited financial statements of PFB in accordance with, and within the time frames specified by, the rules and regulations promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934 (Exchange Act). PFB did not comply with these provisions of the Contract. Further, the Contract had numerous other provisions which PFB also refused and failed to comply with even after repeated demands and time extensions therefor. The Company authorized Mr. Tompkins to send PFB a formal notification of the recision of the Contract to include the forthwith demand of the return of all shares issued to PFB under the Contract, absent which arbitration will be initiated.

The Company at this meeting also authorized Mr. Tompkins to engage counsel and Halliburton Hunter & Associates for the purpose of forthwith (1) preparing annual audits for the fiscal years ended September 30, 1997, and September 30, 1998, (2) preparing unaudited interim financial statements from and after September 30, 1997, and (3) preparing and filing all necessary and required reports under the Exchange Act.

Item 3. Bankruptcy or Receivership: None.

Item 4. Changes in Registrant's Certifying Accountant: None.

Item 5. Other Events: None.

Item 6. Resignation of Registrant's Directors: None.

Item 7. Financial Statements, Pro Forma Financial Information and Exhibits:
None.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HAAS NEUVUEX AND COMPANY (Registrant)


By: /s/ Roger F. Tompkins
-------------------------
Roger F. Tompkins, Chief Executive Officer

Date: June 28, 1999

Item 2(2) Form 8-KSB dated July 28, 1999


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 8 KSB
                                 CURRENT REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                                  July 28, 1999
                                (Date of Report)

                             Haas, Neuveux & Company
             (Exact Name of Registrant as specified in its charter)

                                    Colorado
                 (State or other jurisdiction of incorporation)

       33 7945 D                                         84 1032191
(Commission File Number)                    (IRS Employer Identification Number)

                1999 Broadway, Ste. 3250, Denver, Colorado 80202
           (Address of principal executive offices including zip code)

                1999 Broadway, Ste. 3250, Denver, Colorado 80202
                      (Mailing address, including zip code)

                                 (303) 292 2992
               (Registrant's telephone number including area code)

                                 Not Applicable
          (Former name or former address, if changed since last report)

Item 1.  Change in Control of Registrant:  Not Applicable

Item 2.  Acquisition or Disposition of Assets:  Not Applicable

Item 3.  Bankruptcy or Receivership:  None.

Item 4.  Changes in Registrant's Certifying Accountant: None.

Item 5.  Other Events:

On July 28, 1999, Registrant initiated litigation in the District Court in and for the City and County of Denver, State of Colorado. The complaint seeks declaratory relief against Productos Forestales de Bolivar, CA (PFB), and Messrs. Richard Smith, Norman Piatti and David Bovi. Specifically and in part, these individuals have been representing themselves as officers, directors and/or legal counsel of Registrant even after Registrant's efforts to obtain their cooperation in ceasing and desisting in their representations. Registrant has asked the court for a declaration as to (1) the individuals constituting the current board of directors of Registrant, (2) the individuals currently serving as officers of Registrant, (3) which individual properly represents Registrant as legal counsel, (4) whether the common stock issued, but never delivered, to Mr. Smith are valid outstanding shares of Registrant and (5) whether the contract between Registrant and PFB is or has ever been a valid agreement.

Item 6.  Resignation of Registrant's Directors:  None.

Item 7.  Financial Statements, Pro Forma Financial Information and Exhibits:

         None.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HAAS NEUVUEX AND COMPANY (Registrant)

By: /s/ Roger F. Tompkins
   -------------------------
   Roger F. Tompkins, Chief Executive Officer

Date: July 28, 1999

                                    Exhibit A

                        Complaint for Declaratory Relief

          DISTRICT COURT, CITY AND COUNTY OF DENVER, STATE OF COLORADO



HAAS, NEUVEUX & COMPANY,
  Plaintiff

vs.

PRODUCTOS FORESTALES DE BOLIVAR CA
RICHARD SMITH, a/k/a RICKY SMITH,
NORMAN PIATTI, and
DAVID BOVI,
  Defendants

COMPLAINT FOR DECLARATORY RELIEF PURSUANT TO CRCP 57

Plaintiff, Haas, Neuveux & Company, by it attorney, Mark S. Pierce, for its Complaint for Declaratory Relief states the following:

                            JURISDICTION AND PARTIES

1. Plaintiff Haas, Neuveux & Company (Plaintiff or HANX) is a Colorado corporation which maintains its principal place of business in the State of Colorado at 1999 Broadway, Ste. 3235, Denver, Colorado 80202.

2. Plaintiff has a class of equity securities (i.e., its common stock) registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (Exchange Act), and is, therefore, along with its affiliates, required to file reports under the provisions of Section 13 of the Exchange Act with the U.S. Securities and Exchange Commission (SEC).

3. Plaintiff has filed this complaint under Rule 57 of the Colorado Rules of Civil Procedure for the purpose of praying for a declaration from this Court as to (1) the individuals constituting the current board of directors of Plaintiff,
(2) the individuals currently serving as officers of Plaintiff, (3) which individual properly represents Plaintiff as legal counsel, (4) whether the Hanx Common Stock, as defined below, are valid outstanding shares of Plaintiff and
(5) whether the PFB Contract, as defined below, is or has ever been a valid agreement.

4. Defendant Productos Forestales Bolivar, CA (Defendant PFB), is, upon information and belief, an entity organized under the laws of Venezuela which maintains its principal place of business in Venezuela at Urb La Corniz, Calle Tegucigalpa, Manzana No. 1, Quinta No. 6, Puerto Ordaz Edo Boliar, Venezuela, and which has, upon information and belief, no place of business in the United States.

5. Defendant Richard Smith, a/k/a Ricky Smith (Defendant Smith), is, upon information and belief, a resident of Venezuela who maintains his principal place of business and abode in Venezuela at Urb La Corniz, Calle Tegucigalpa, Manzana No. 1, Quinta No. 6, Puerto Ordaz Edo Boliar, Venezuela, and who has, upon information and belief, no place of business in the United States.

6. Defendants PFB and Smith have transacted business in Colorado in regards of their relationship with and demands of Plaintiff, including, without limitation, their efforts to gain influence over and control of the books and records of Plaintiff located in Colorado at the offices of Plaintiff's auditor, Halliburton, Hunter & Associates (Halliburton, Hunter & Associates), and Plaintiff's transfer agent, American Securities Transfer, Incorporated (AST).

7. Defendant Norman Piatti (Defendant Piatti) is, upon information and belief, a resident of Florida who maintains his principal place of business and abode at 931 Village Blvd., Ste. 905 168, West Palm Beach, Florida 33409.

8. Defendant Piatti has transacted business in Colorado in regards of his demands of and business dealings with Plaintiff, including, without limitation, physically attending meetings in Colorado with Halliburton, Hunter & Associates and AST, and his attempting to gain influence over and control of the books and records of Plaintiff which are located in Colorado at its auditor's and transfer agent's offices.

9. Defendant David Bovi (Defendant Bovi) is, upon information and belief, a resident of Florida who maintains his principal place of business at 319 Clematis Street, Ste. 812, West Palm Beach Florida 33401.

10. Defendant Bovi has physically transacted business in Colorado in regards of his demands of Plaintiff and of its agents; specifically, his demands on and influence over the transfer agent for Plaintiff, AST.; further, Defendant Bovi has physically transacted business in Colorado in regards of his relationship with certain of his clients, each of whom has either made demands of and/or have had business dealings with Plaintiff in Colorado and each of whom is a defendant in this action.

11. Venue for this action resides in this Court pursuant to the provisions of Rule 98 of the Colorado Rules of Civil Procedure since (1) Plaintiff is a Colorado corporation with its principal place of business in the City and County of Denver, State of Colorado (2) the actions complained of took place in the City and County of Denver, State of Colorado, (3) the transfer agent for the securities of Plaintiff has received and acted on the false and fraudulent instructions of Defendants regarding the control of Plaintiff and of the books and records of the Plaintiff in the City and County of Denver, and (4) the books and records at issue reside in the City and County of Denver, State of Colorado.

12. All necessary parties under C.R.C.P. Rule 57(j) are before the Court, and jurisdiction, in addition to that above specified, resides in this Court because of the quasi in rem nature of the subject of these proceeds.

                               FACTUAL BACKGROUND

Failure to Consummate PFB Contract:

13. On or about December 14, 1998, Plaintiff, Defendant PFB and Defendant Smith executed a contract (the PFB Contract) and delivered that contract into escrow. (The PFB Contract is attached as Exhibit A.)

14. Under the PFB Contract it was the intent of Plaintiff, on fulfillment of the conditions precedent stated, to acquire from Defendant Smith 100% of the issued and outstanding shares of common stock of PFB (the PFB Common Stock) solely in exchange for 77,000,000 shares of the common stock of Plaintiff (the HANX Common Stock); thereby making Defendant PFB a wholly owned subsidiary of Plaintiff and establishing Defendant Smith as the majority shareholder of Plaintiff.

15. Defendant Smith has never transferred and delivered the PFB Common Stock to Plaintiff in consideration for the HANX Common Stock, even after repeated requests and demands therefor.

16. This condition was material to the consummation of the agreement; thus, the PFB Contract never became a binding agreement between the parties.

17. Article III of the PFB Contract entitled Representations, Agreements and Warranties of Smith and PFB sets forth various representations and warranties of Defendants Smith and PFB and also sets forth various exhibits which were to have been attached.

18. The representations and warranties specified in Article III of the PFB Contract were to have been true at closing in order for a binding agreement to have been reached between the parties, which representations and warranties were material to the agreement.

19. The exhibits specified in Article III of the PFB Contract were to have been attached prior to the anticipated closing in order for a binding agreement to have been reached between the parties, which exhibits were material to the agreement.

20. Paragraph 3.04 of the PFB Contract specifies that an Exhibit 3.04 was to have been attached containing the names and titles of all directors and officers of PFB as of the date of the agreement.

21. This exhibit has never been provided by Defendants Smith and/or PFB, even after repeated requests and demands therefor.

22. This exhibit was material to the agreement; thus, the PFB Contract never became a binding agreement between the parties.

23. Paragraph 3.05 of the PFB Contract specifies that an Exhibit 3.05 was attached which was to have set forth PFB's most recent financial statements.

24. This exhibit has never been provided by Defendants Smith and/or PFB, even after repeated requests and demands therefor.

25. This exhibit was material to the agreement; thus, the PFB Contract never became a binding agreement between the parties.

26. Paragraphs 3.06, 3.07 and 3.16 of the PFB Contract have not been complied with by either Defendant Smith or Defendant PFB because of their failure to deliver the required financial statements under Exhibit 3.05, which provisions are material to the agreement; thus, the PFB Contract never became a binding agreement between the parties.

27. Paragraph 3.09 of the PFB Contract specifies that Defendant Smith was to have allowed Plaintiff and/or its attorneys the opportunity meet with his accountants and attorneys to discuss the financial condition of Defendant PFB, which was to have made available all books and records of Defendant PFB.

28. Defendant Smith has failed to provide Plaintiff with the undertakings specified in paragraph 3.09 even after repeated requests and demands therefor; specifically, Defendant Smith has refused to provide proof as to the veracity of those representations and warranties set forth in paragraphs 3.01, 3.02, 3.03, 3.04, 3.08, 3.10, 3.11, 3.12, 3.13, 3.16, and 3.18 of the PFB Contract.

29. These undertakings were material to the agreement; thus, the PFB Contract never became a binding agreement between the parties.

30. Paragraph 3.21 of the PFB Contract specifies that Defendant Smith will be obligated after the closing date to file a Form 8 KSB with the SEC reporting the acquisition of Defendant PFB by Plaintiff and the acquisition by Defendant Smith of the HANX Common Stock.

31. Defendant Smith has not met this legally mandated and unwaivable obligation since the closing of the PFB Contract never occurred.

32. Paragraph 3.21 of the PFB Contract further requires the filing with the SEC of financial statements of Defendant PFB allowing Plaintiff to comply with its obligations as a fully reporting entity under the Exchange Act.

33. Neither Defendant Smith nor Defendant PFB have met this legally mandated and unwaivable obligation since the closing of the PFB Contract never occurred.

34. Article IV of the PFB Contract sets forth the representations and warranties of Plaintiff.

35. The exhibits required of Plaintiff under Paragraphs 4.04 and 4.05 were never delivered, which exhibits were material to the agreement; thus, the PFB Contract never became a binding agreement between the parties.

36. The members of the board for Plaintiff on December 14, 1998, tendered their resignations to be effective on closing of the PFB Contract. (The board minutes of December 14, 1998, for Plaintiff are attached as Exhibit B.)

37. These resignations did not become effective because the PFB Contract was not consummated.

Issuance of HANX Common Stock; Failure of Delivery:

38. Plaintiff, in accordance with the requests and representations of Defendant Smith that he and Defendant PFB would forthwith be in compliance with the terms and conditions of the PFB Contract so as to consummate the agreement, issued the HANX Common Stock to Defendant Smith on or about January 21, 1999.

39. Plaintiff issued the HANX Common Stock pursuant to the instruction of its sole executive officer and director at the time, that being Mr. Michael Harrop (Mr. Harrop).

40. These instructions were lodged with the transfer agent for Plaintiff, AST, which, on or about January 21, 1999, acted on the instruction of Mr. Harrop as the sole executive officer and director of Plaintiff.

41. The HANX Common Stock was forwarded to Defendant Smith by Plaintiff so that, according to the representations and warranties of Defendant Smith, he could persuade his silent partners to provide for closing under the PFB Contract.

42. Defendant Smith assured Mr. Harrop on behalf of Plaintiff that he would hold the HANX Common Stock until closing and would not consider the PFB Contract closed until such times as the terms and conditions specified therein were met by Defendants Smith and PFB and would not be the owner of the HANX Common Stock until the closing had transpired.

43. Defendants Smith and PFB did not provide for closing under the PFB Contract as promised, and subsequently refused to return the HANX Common Stock.

44. Mr. Harrop on March 28, 1999, as the sole executive officer and director of Plaintiff then lodged stop transfer instructions with AST for the purpose of precluding Defendant Smith from further transferring the HANX Common Stock. (A copy of these instructions and the corresponding board resolutions of March 26, 1999, are attached as Exhibit C.)

45. AST acted on these instructions.

46. Mr. Harrop, on behalf of Plaintiff, and Defendant Smith, on behalf of himself and Defendant PFB, then had a series of oral communications.

47. Defendant Smith in this communications assured Mr. Harrop that he and Defendant PFB had obtained the acquiescence of his silent partners to the transaction.

48. Defendant Smith, further in these communications, assured Mr. Harrop that he and Defendant PFB were shortly to be in compliance with the terms and conditions necessary for closing under the PFB Contract; specifically, but without limitation, that the financial statements of Defendant PFB required under paragraph 3.05 would be immediately forthcoming.

49. Mr. Harrop confirmed this representation and warranty of Defendant Smith with the accountant for Defendant PFB.

50. Mr. Harrop, on behalf of Plaintiff and specifically based on these representations and subsequent confirmation, released on April 21, 1999, the stop transfer instructions lodged with AST. (A copy of these instructions and the corresponding board resolutions of April 16, 1999, are attached as Exhibit D.)

51. Mr. Harrop made this release on April 21, 1999, as the sole executive officer and director of Plaintiff.

52. AST acted on these instructions.

53. Defendant Smith has never delivered the PFB Common Stock to Plaintiff, even after repeated requests and demands therefor.

54. Defendants Smith and PFB have never delivered to Plaintiff the PFB financial statements even after repeated requests and demands of Plaintiff therefor and these Defendants' promises in regards thereof.

55. Defendants Smith and PFB have not complied with the conditions precedent contained in Article III of the PFB Contract; specifically, the representations and warranties therein are not now, nor have they ever been, true, and the exhibits required to be attached to the agreement have never been provided.

56. Defendant Smith has not otherwise provided consideration to Plaintiff for the HANX Common Stock.

57. Defendant Smith is, therefore, not the legal owner of the HANX Common Stock, having failed to deliver any consideration therefor, and is not a shareholder of Plaintiff.

58. Defendant Smith is, therefore, not the legal owner of the HANX Common Stock since the shares were not delivered by Plaintiff; specifically because of the representations and warranties of Defendant Smith on behalf of himself and Defendant PFB that he would not be the owner of these shares until closing under the PFB Contract.

Officers and Directors of Plaintiff:

59. Plaintiff, as a fully reporting entity under Section 12(g) of the Exchange Act, is required to maintain accurate and complete books and records, including minutes of its board and shareholder meetings and consents.

60. Plaintiff, since inception, has maintained such books and records.

61. Plaintiff's minute book recording the actions of its board and shareholders is accurate, complete and up to date.

62. Plaintiff's minute book, under the Colorado Corporations and Associations Act, conclusively establishes the board and officers of Plaintiff.

63. The aforesaid minute book, in the original, is in the possession of Plaintiff's Secretary, who maintains his principal business offices in the City and County of Denver, State of Colorado, at the principal executive offices of Plaintiff.

64. Plaintiff, as a fully reporting entity under Section 12(g) of the Exchange Act, is required to file periodic reports with the SEC.

65. These reports are electronically filed under penalties of perjury using the EDGAR system established and maintained by the SEC.

66. The filing of these reports requires the obtaining of codes by Plaintiff.

67. These codes are secret and confidential and are maintained by Plaintiff at its principal executive offices in the City and County of Denver.

68. These codes are comprised of three separate lines each consisting of approximately eight to ten different single digit numbers, letters and symbols.

69. The statistical probability of duplicating these codes and providing for a false filing with the SEC of the Plaintiff's period reports under the EDGAR system is extremely remote.

70. The reports required of Plaintiff by the SEC under the Exchange Act set forth the officers and directors of Plaintiff.

71. Plaintiff is current in its reports with the SEC on the EDGAR system under the Exchange Act. (Attached as Exhibit H is a copy of Plaintiff's most recent annual report specifying the directors and executive officers of Plaintiff.)

72. The minute book and periodic filings of Plaintiff with the SEC on the EDGAR system under the Exchange Act conclusively establish that the sole directors of Plaintiff are Messrs. Michael Harrop, Roger Tompkins and Charles Tatnall.

73. The minute book and period filings of Plaintiff with the SEC on the EDGAR system under the Exchange Act conclusively establish that the sole officers of Plaintiff are Messrs. Roger Tompkins (Chief Executive Officer and President), Charles Tatnall (Chief Financial and Accounting Officer and Treasurer) and Mark
S. Pierce (Secretary).

74. The minute book and periodic filings of Plaintiff with the SEC on the EDGAR system under the Exchange Act conclusively establish that Defendants Piatti and Smith have never been officers or directors of Plaintiff and that Defendant Bovi has never been legal counsel to Plaintiff.

Fraudulent Misrepresentations of Defendants Bovi, Piatti and Smith:

75. The members of the board for Plaintiff on December 14, 1998, tendered their resignations to be effective on closing of the PFB Contract. (The board minutes of December 14, 1998, for Plaintiff are attached as Exhibit B.)

76. Closing under the PFB Contract never occurred.

77. Mr. Harrop, as the sole member of the board of Plaintiff, on June 25, 1999, appointed two additional directors to serve on the board and the board subsequently appointed officers. (A copy of the minutes from the special meeting of the board of Plaintiff on June 25, 199, at 10AM MDST are attached as Exhibit
E. A copy of the Form 8 KSB filed by Plaintiff with the SEC on the EDGAR system under the Exchange Act and reporting these events is attached as Exhibit F.)

78. The board governing Plaintiff then instructed counsel to prepare a letter to Defendants Smith and PFB informing them that Plaintiff no longer intended to pursue the PFB Contract to closing. (A copy of this correspondence dated June 30, 1999, is attached as Exhibit G.)

79. The board governing Plaintiff then instructed counsel to prepare a letter to AST informing them that Plaintiff was again lodging stop transfer instructions against the HANX Common Stock. (A copy of this correspondence date June 30, 1999, is attached as Exhibit H.)

80. Plaintiff then learned that Defendant Bovi, on instruction from Defendant Smith, had transmitted correspondence to AST claiming that Defendant Bovi was now legal counsel to Plaintiff and that Defendants Smith and Piatti were the sole directors and executive officers of Plaintiff.

81. This correspondence, on information and belief, enclosed consents prepared by Defendant Bovi for Defendants Smith and Piatti.

82. These consents purport to take action on behalf of Plaintiff by Defendant Smith as its then majority shareholder.

83. Irrespective of whether Defendant Smith is or ever was the valid owner of the HANX Common Stock, the Colorado Corporations and Associations Act does not allow shareholders to act by consent unless all shareholders sign the consent.

84. The consents prepared and provided by Defendant Bovi on behalf of Defendants Smith and Piatti were not, on information and belief, unanimous; further, the shareholders of Plaintiff were not solicited in accordance with Regulation 14C under the Exchange Act or otherwise for the purpose of obtaining their consent to the foregoing, as required by Colorado and federal law.

85. The consents prepared by Defendant Bovi on behalf of Defendants Smith and Piatti and submitted to AST are without any force or effect under the Colorado law.

86. Defendants Bovi, Smith and Piatti, after being orally informed of the foregoing invalidity on July 6, 1999, and again by written correspondence on July 27, 1999, have refused and failed to withdraw their instruction to AST.

87. In fact, Defendant Bovi, on behalf of himself and Defendants Smith and Piatti, transmitted a correspondence dated July 14, 1999, to Plaintiff specifically claiming that Defendant Bovi was appointed legal counsel to Plaintiff by virtue of Defendant Smith's actions as the purported majority shareholder of Plaintiff. (A copy of the July 14, 1999, correspondence from Defendant Bovi is attached as Exhibit I.)

88. This correspondence further claims that Defendant Smith has appointed himself and Defendant Piatti to the board and as an officer of Plaintiff as the purported majority shareholder of Plaintiff.

89. The board governing Plaintiff then instructed legal counsel to prepare a correspondence addressing the July 14, 1999, correspondence of Defendant Bovi on behalf of himself and Defendants Smith and Piatti, requesting that Defendants Bovi, Smith and Piatti withdraw their correspondences and consents to AST and cease and desist in their representations that (1) Defendant Bovi is or ever was legal counsel to the Company and (2) Defendants Smith or Piatti are or ever were directors and/or executive officers of Plaintiff. (A copy of the July 25, 1999, correspondence to this effect is attached as Exhibit J.)

90. Defendants Bovi, Smith and Piatti have not responded to this correspondence.

91. Defendant Piatti, during May, 1999, traveled to Denver, Colorado, for the purpose of meeting with the auditor of Plaintiff, Halliburton, Hunter and Associates, and with AST.

92. At these meetings, Defendant Piatti represented himself as being the owner of Plaintiff and in control of the entity.

93. Neither Defendant Smith nor Defendant Piatti have ever filed the appropriate forms with the SEC (those being a Form 8 KSB, Form 3 and Schedule 13D) reporting their claimed ownership or control, nor has, on information and belief, all or any portion of the HANX Common Stock been transferred by Defendant Smith to Defendant Piatti.

94. AST, as the transfer agent of Plaintiff, has inexplicably acted on these materially false and fraudulent misrepresentations of Defendants Bovi, Smith and Piatti to the detriment of Plaintiff.

95. Halliburton, Hunter & Associates has refused to act on these materially false and fraudulent misrepresentations of Defendants Bovi, Smith and Piatti.

96. The representations of Defendants Bovi, Smith and Piatti claiming that they are now or were ever directors, executive officers and/or legal counsel of Plaintiff are materially false and fraudulent, and these defendants have refused to withdraw their representations to this effect even after the substantial and immediate efforts of Plaintiff set forth above.

97. Plaintiff has been substantially damaged by the actions of Defendants Bovi, Smith and Piatti in this regards.

Attempted Fraudulent Transfer of HANX Common Stock from Defendant Smith to Defendant Piatti:

98. Plaintiff has now learned through conversations between Mr. Harrop and Defendant Piatti, that Defendant Smith attempted to transfer all, or at least a portion, of the HANX Common Stock to Defendant Piatti in exchange for those assets which Defendant Smith purported to own through Defendant PFB at the date of the PFB Contract, December 14, 1998.

                                CLAIM FOR RELIEF

99. Plaintiff incorporates by reference the allegations contained in all preceding paragraphs as if set forth fully herein.

100. Plaintiff seeks declaratory relief, pursuant to the Colorado Declaratory Judgments Law, West C.R.S.A. Sections 13 51 101, et. seq. and C.R.C.P. Rule 57 on the following points:

101.  In  requesting  this  declaratory  relief,   Plaintiff  is  requesting  an
interpretation of the rights, legal status and relationships of the parties under the above law and facts.

102. These interpretations are appropriate under the provisions of the Uniform Declaratory Judgments Law, West C.R.S.A. sections 13 51 101, et. Seq. (1989) and C.R.C.P. Rule 57.

WHEREFORE, Plaintiff request that this Court determine the rights, status or other legal relations of the parties under the above law and facts, and for all other relief to which Plaintiff may be entitled; specifically, a declaration as to (1) the individuals constituting the current board of directors of Plaintiff,
(2) the individuals currently serving as officers of Plaintiff, (3) which individual properly represents Plaintiff as legal counsel, (4) whether the Hanx Common Stock are valid outstanding shares of Plaintiff and (5) whether the PFB Contract is or has ever been a valid agreement

Respectfully submitted this 28th day of July, 1999.

/s/ Mark S. Pierce
------------------
Mark S. Pierce
Registration No. 13416
Attorney for Haas, Neuveux & Company
1999 Broadway, Ste. 3235
Denver, CO 80202
Telephone No.: (303) 355  4712