Form 10QSB
period 1999-12-31
HAAS NEUVEUX & CO
filed 2000-03-06
CIK 799070

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________

Commission file number: 33 7945 D

                             HAAS NEUVEUX & COMPANY
        (Exact name of small business issuer as specified in its charter)

           Colorado                                            84 1032191
(State or other jurisdiction of                             (I.R.S. employer
incorporation or organization)                            identification number)

1999 Broadway, Ste. 3250, Denver, Colorado                        80202
 (Address of principal executive offices)                       (Zip ode)

Issuer's telephone number, including area code: (303) 292-2992

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 24, 2000, there were approximately 99,902,058 shares outstanding, of which approximately 78,900,000 were the subject of dispute and litigation. (Please see "Part II, Item 1. Litigation.")

I. PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

                             HAAS NEUVEUX & COMPANY
                          (a development stage company)

                                 BALANCE SHEETS

                                                  December 31     September 30,
                                                      1999            1999
                                                      ----            ----
                                                  (Unaudited)       (Audited)
Total Assets:                                           --               --
                                                   ---------        ---------
                                                   $    --          $    --
                                                   =========        =========
Liabilities and Stockholders' Equity

Current Liabilities:
  Trade accounts payable                           $ 146,858        $ 146,858
                                                   ---------        ---------
 Total Liabilities                                   146,858          146,858
                                                   ---------        ---------
Stockholders' Equity:
  Preferred stock,
      par value $.001 per share;
      10,000,000 shares authorized,
      none issued                                       --               --
  Common stock,
      par value $.0001 per share;
      100,000,000 shares authorized;
      20,906,058 issued                                2,090            2,090
  Additional paid in capital                         797,339          797,339

Accumulated deficit
    during development stage                        (946,287)        (946,287)
                                                   ---------        ---------
Total stockholders'
   equity (deficit)                                     --               --
                                                   ---------        ---------
                                                   $    --          $    --
                                                   =========        =========


See accompanying Notes to Financial Statements

                             HAAS NEUVEUX & COMPANY
                          (a development stage company)

                            STATEMENTS OF OPERATIONS

                                                 Three Months Ended December 31,
                                                 -------------------------------
                                                      1999              1998
                                                      ----              ----

Revenues                                          $      --        $        --

Costs and expenses                                       --        $

Net income (loss)                                 $      --        $

Net income (loss) per common share                       *                  *

Weighted average number of
   common shares outstanding                       20,906,058         20,906,058

* Less than $.01 per share


See accompanying Notes to Financial Statements

                             HAAS NEUVEUX & COMPANY
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS

                                                           Three Months Ended
                                                              December 31,
                                                           ------------------
                                                           1999          1998
                                                           ----          ----
Cash Flows from operating activities:
      Net gain (loss)                                  $       --     $     --
Adjustments to reconcile net gain (loss) to net
  cash provided by operating activities:
      Increase (decrease) in payables                          --
                                                       ------------   ----------
Net cash used in operations                                    --           --
Net increase (decrease) in cash:                               --           --
Cash at beginning of period                                    --           --
Cash at end of period                                          --           --



See accompanying Notes to Financial Statements

                             HAAS NEUVEUX & COMPANY
                          (a development stage company)

                          Notes to Financial Statements
                                December 31, 1999
                                   (Unaudited)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: The Company had no operations during the periods covered by this report. All activity concerning the Company pertained solely to its attempts to effectuate its business plan, that being the acquisition of an operating business.

The Company, on December 14, 1998, agreed to acquire all of the outstanding capital stock of Productos Forestales de Bolivar, CA (PFB), a corporation organized and operating in Venezuela. The Company on June 28, 1999, held a meeting of the Board of Directors at 3:00 PM MDST for the primary purpose of considering and acting on the failure of PFB to perform under its contract with the Company (Contract). It was determined that PFB was in material default under the Contract; thus, the Contract was declared to be in default by PFB and rescinded. The Contract, in principal part, required PFB to deliver audited financial statements of PFB in accordance with, and within the time frames specified by, the rules and regulations promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934 (Exchange Act). PFB did not comply with these provisions of the Contract. Further, the Contract had numerous other provisions which PFB also refused and failed to comply with even after repeated demands and time extensions therefor. The Company sent PFB formal notification of the recision of the Contract, including the forthwith demand of the return of all 78,996,000 shares issued to the shareholder of PFB in anticipation of closing under the Contract, absent the return of which litigation has was authorized. PFB failed to honor the notification and litigation was initiated.

The Company on June 25, 1999, held a formal meeting of its Board of Directors for the purpose of (1) confirming the resignation of one of the two remaining board members, (2) appointing two new board members in order to bring the board membership to three in number so as to comply with Colorado law and (3) electing new executive officers. The resignation of Mr. Eric Drizenko from the board and as an executive officer was accepted without reservation effective the date of his having tendered the resignation, that being December 14, 1998. The previously tendered resignation of Mr. Harrop as a member of the board pending closing of the PFB acquisition was withdrawn, but was accepted as to his resignation as an executive officer effective the date of the meeting. The Company then appointed two new board members and a new slate of executive officers. The Board of Directors then consisted of Messrs. Michael Harrop, Roger Tompkins and Charles Tatnall. The executive officers then serving the Company were (1) Mr. Roger Tompkins (Chairman of the Board of Directors, Chief Executive Officer and President) and (2) Mr. Charles Tatnall (Chief Financial and Accounting Officer and Treasurer). Messrs. Tompkins and Tatnall acted as directors and executive officers of the Company from June 25, 1999, to approximately February 25, 2000, at which time they resigned. Mr. Harrop then became the sole director of the Company and appointed himself Chairman of the Board of Directors and sole executive officer.

The Company is again pursuing additional business opportunities in which to engage.

Liquidity: The Company has not generated any cash flows from operating or investing activities since inception. Operating capital was, at inception and through 1986, provided from the proceeds of two initial fundings prior to a public offering and the offering itself. In 1987, the Company received relief from its debts and the satisfaction of all liabilities in exchange for common stock. Subsequently, the recision of the acquisition of Haas & Cie resulted in the assumption and subsequent payment on its behalf of all debts claimed against the Company through December 31, 1995. Finally, Mr. Harrop, through equity infusions, provided for the operations of the Company through December 31, 1998. The Company presently has no source of liquidity or capital assets available to it, other than such loans and capital contributions as may be subsequently forthcoming from management, which is under no obligation in this regards. The only obligation of the Company at the date of this report was an outstanding accounts payable with its attorney, who has agreed to the satisfaction of the entire amount outstanding through the date of this report after payment of approximately $8,500 in outstanding costs advanced and approximately $24,500 in fees.

PART II OTHER INFORMATION

Item 1. Litigation: No material legal proceedings to which the Company (or any officer or director of the Company, or any affiliate or owner of record or beneficially of more than five percent of the Common Stock, to management's knowledge) is a party or to which the property of the Company is subject is pending and no such material proceeding is known by management of the Company to be contemplated, with the exception of the following paragraph.

On July 28, 1999, the Company initiated litigation in the District Court in and for the City and County of Denver, State of Colorado. The complaint seeks declaratory relief against PFB and Messrs. Richard Smith, Norman Piatti and David Bovi. Specifically and in part, these individuals have been representing themselves as officers, directors and/or legal counsel of the Company even after the Company's efforts to obtain their cooperation in ceasing and desisting in their representations. The Company has asked the court for a declaration as to
(1) the individuals constituting the current board of directors of the Company,(2) the individuals currently serving as officers of the Company,(3) which individual properly represents the Company as legal counsel, (4) whether the common stock issued, but never delivered, to Mr. Smith are valid outstanding shares of the Company and (5) whether the contract between the Company and PFB is or has ever been a valid agreement. Settlement discussions are in the process at the present time; however, there can be no assurance that settlement will be possible.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 2nd day of March, 2000.

HAAS NEUVEUX & COMPANY
(Registrant)

By: /s/ Michael Harrop
----------------------
Michael Harrop, President
and Chief Executive Officer

By: /s/ Michael Harrop
----------------------
Michael Harrop, Chief Financial
and Accounting Officer and Treasurer