Form 10QSB
period 2000-03-31
HAAS NEUVEUX & CO
filed 2000-05-12
CIK 799070

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2000

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from ________________ to ______________

                        Commission file number: 33-7945 D

                             HAAS NEUVEUX & COMPANY
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

              COLORADO                                 84-1032191
--------------------------------------------------------------------------------
   (State or other jurisdiction of         (IRS Employer Identification No.)
    incorporation or organization)

                 94 RUE DE LAUSANNE, CH1202, GENEVA, SWITZERLAND
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                011-41-22-9000000
                         ------------------------------
                           (issuer's telephone number)

                1999 BROADWAY, SUITE 3250, DENVER, COLORADO 80202
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF MAY 5, 2000, THE ISSUER HAD 99,902,058 SHARES OF COMMON STOCK, $.0001 PAR VALUE, OUTSTANDING.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX



PART I - FINANCIAL INFORMATION                                                                   PAGE
                                                                                                 ----

ITEM 1.  FINANCIAL STATEMENTS.

         Haas Neuveux & Company
         March 31, 2000 and 1999                                                                   2

                  Letter from independent auditors                                                 3

                  Consolidated Balance Sheets
                  September 30, 1999 and
                  March 31, 2000 and 1999 (unaudited)                                              4

                  Consolidated Statements of Income
                  for the year ended September 30, 1999 and
                  for the six months ended March 31, 2000 and 1999 (unaudited)                     5

                  Consolidated Statements of Cash Flows
                  for the year ended September 30, 1999 and
                  for the six months ended March 31, 2000 and 1999 (unaudited)                     5

                  Notes to Consolidated Financial Statements (unaudited)                           6


ITEM 2.  MANAGEMENT'S PLAN OF OPERATIONS                                                           7


PART II - OTHER INFORMATION                                                                        8


SIGNATURES                                                                                         9

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.



                             HAAS NEUVEUX & COMPANY
                              FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

              [HALLIBURTON, HUNTER & ASSOCIATES, P.C. LETTERHEAD]



May 5, 2000



Board of Directors
Haas Neuveux & Company
1999 Broadway Suite 3250
Denver, CO  80202

Re: Review of unaudited financial statements for inclusion in Form 10-Q filing for quarter ended March 31, 2000.


Gentlemen:

As independent certified public accountants, we have reviewed the unaudited financial statements of Haas Neuveux & Company as of March 31, 2000 and for the six months then ended, and hereby consent to their inclusion in Form 10-Q filing for that period.

/s/ Halliburton, Hunter & Associates, P.C.
------------------------------------------
Halliburton, Hunter & Associates

                             HAAS NEUVEUX & COMPANY
                          (a development stage company)

                                 BALANCE SHEETS

                                               March 31       September 30,
                                                 2000              1999
                                             (Unaudited)        (Audited)

TOTAL ASSETS:                                          --                --
                                             ------------      ------------
                                             $         --      $         --
                                             ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                     $    146,858      $    146,858
                                             ------------      ------------

Total liabilities                            $    146,858      $    146,858
                                             ============      ============

STOCKHOLDERS' EQUITY:
  Preferred stock,
    par value $.001 per share;
    10,000,000 shares authorized,
    none issued                                        --                --
  Common stock,
    par value $.0001 per share;
    100,000 shares authorized;
    20,906,058 issued                               2,090             2,090
  Additional paid in capital                      797,339           797,339

Accumulated deficit
  during developmental stage                      946,287           946,287
                                             ------------      ------------

  Total stockholders'
     Equity (deficit)                            (146,858)         (146,858)
                                             ------------      ------------

                                             $         --      $         --
                                             ============      ============



SEE ACCOMPANYING NOTES

                             HAAS NEUVEUX & COMPANY
                          (a development stage company)

                            STATEMENTS OF OPERATIONS

                                               Six Months Ended March 31,
                                                 2000             1999

REVENUES                                     $         --     $         --

COSTS AND EXPENSES                                     --               --

NET INCOME (LOSS)                            $         --     $         --

NET INCOME (LOSS) PER COMMON SHARE                      *                *

Weighted average number of
  COMMON SHARES OUTSTANDING                    20,906,058       20,906,058

* Less than $.01 per share

See accompanying notes


                            STATEMENTS OF CASH FLOWS

                                               Six Months Ended March 31,
                                                 2000             1999

Cash flows from operating activities:
  Net gain (loss)                            $         --     $         --
Adjustments to reconcile net gain
(loss) to net cash provided by
operating activities:
  Increased (decrease) in payables                     --               --
                                             ------------     ------------

Net cash used in operations                            --               --
Net increase (decrease) in cash                        --               --
Cash at beginning of period                            --               --
Cash at end of period                                  --               --
                                             ============     ============



SEE ACCOMPANYING NOTES

                             HAAS NEUVEUX & COMPANY
                          (a development stage company)

                          Notes to Financial Statements
                                 March 31, 2000
                                   (Unaudited)

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

Note 4. The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form-10 QSB and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 5. Income taxes have not been provided for in that registrant has not had a tax liability from inception through the period of the report due to operating losses.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION


         The Company had no operations during the periods covered by this report.

         Subsequent to the period covered by this report, the following occurred:

         On April 18, 2000, the Company settled its lawsuit against Productos Forestales de Bolivar, CA ("PFB"), Richard Smith, Norman Piatti and David Bovi, which was filed on July 28, 1999. A summary of the terms of the settlement is set forth below in Part II, Item 5.

         On April 26, 2000, the Company closed on the acquisition of Beijing Century Milestone S&T Co., Ltd. ("BCM"), which results in a change in control of the Company. By virtue of the reorganization, BCM becomes a subsidiary of the Company, and the Company will continue to operate through its newly acquired subsidiary. BCM is a high-tech enterprise, which specializes in multi-media technology, video-processing digitalization, networking through technological research and production development, along with application systems integration. A summary of the terms of the acquisition is set forth below in Part II, Item 6(b).

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company has settled its lawsuit against Productos Forestales de Bolivar, CA ("PFB"), Richard Smith, Norman Piatti and David Bovi, which was filed on July 28, 1999. Pursuant to a settlement agreement dated April 18, 2000, all parties released each other from all claims relating to the lawsuit. The Company disclaimed any interest in PFB. The defendants acknowledged that Michael Harrop is the President and sole director of the Company as of the settlement date and that Richard Smith was not an officer or a director. In connection with the settlement, the Company authorized the sale of 78,796,000 of the 78,996,000 shares of common stock previously issued to Richard Smith (i.e., all but 200,000 shares) to several third parties. One of the third-party purchasers was Harrop Lees Brown & Co., of which Michael Harrop is an affiliate.

ITEM 2.  CHANGES IN SECURITIES - None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS - None.

ITEM 5.  OTHER INFORMATION - None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:  Exhibit Number and Brief Description

         2.1 Preliminary Plan of Reorganization between the Company and Beijing Century Milestone S&T Co., Ltd., dated March 6, 2000. (Incorporated by reference to Exhibit 2.1 of the Company's current report on Form 8-K dated April 26, 2000 and filed May 5, 2000.)

         3.1 Articles of Incorporation, as amended and currently in effect. (Filed herewith.)

         3.2      Bylaws dated May 11, 2000. (Filed herewith.)

         27       Financial Data Schedule. (Filed herewith.)

(b)      Reports on Form 8-K

         On May 5, 2000, subsequent to the Period covered by this report, the Company filed a current report on Form 8-K to announce the acquisition of Beijing Century Milestone S&T Co., Ltd. ("BCM"), and the resulting change in control of the Company. BCM is a high-tech enterprise, which specializes in multi-media technology, video-processing digitalization, networking through technological research and production development, along with application systems integration.

         On April 26, 2000, the Company executed a Preliminary Plan of Reorganization with BCM and certain stockholders of BCM pursuant to which 100% of the issued and outstanding shares of common stock of BCM (20,000,000 shares) are to be exchanged on a one share for one share basis for an aggregate of 20,000,000 shares of restricted common stock of the Company. The effective closing date was April 26, 2000. By virtue of the reorganization, BCM becomes a subsidiary of the Company, and the Company will continue to operate through its newly acquired subsidiary.

         In connection with the acquisition of BCM, Luo Yun was appointed as Chairman, Chief Executive Officer, and a Director; Xiao Gung was appointed as Secretary, Treasurer and a Director; Feng Ji Ming was appointed as a Director; and Michael Harrop remained as a Director. Mr. Harrop is also acting as President until the next meeting of the Board of Directors, at which time he will resign from that position.

         The shares due to the Stockholders are to be issued after the effectiveness of a 10 for 1 reverse split of the outstanding shares, which the Company intends to submit for shareholder approval as soon as practicable.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        HAAS NEUVEUX & COMPANY


                                        By:  /s/ Michael Harrop
                                           -----------------------------------
                                        Michael Harrop, President and
                                        Chief Financial and Accounting Officer


Date: May 11, 2000

                                  EXHIBIT INDEX

       NUMBER     BRIEF DESCRIPTION

         2.1      Preliminary Plan of Reorganization between the Company and
                  Beijing Century Milestone S&T Co., Ltd., dated March 6, 2000.
                  (Incorporated by reference to Exhibit 2.1 of the Company's current report on Form 8-K dated April 26, 2000 and filed May
                  5, 2000.)

         3.1      Articles of Incorporation, as amended and currently in effect.
                  (Filed herewith.)

         3.2      Bylaws dated May 11, 2000. (Filed herewith.)

         27       Financial Data Schedule. (Filed herewith.)