Form 10QSB
period 2000-06-30
CENTURY MILESTONE S&T CO LTD
filed 2000-08-21
CIK 799070

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

    [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                        Commission file number: 33-7945 D

                         CENTURY MILESTONE S&T CO., LTD.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

                      COLORADO                                                             84-1032191
-----------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                  (IRS Employer Identification No.)

             NO. 803, JINYU PLAZA, 100#WEST SANHUAN NORTH ROAD, HAIDIAN DISTRICT, BEIJING, PRC 100037
-----------------------------------------------------------------------------------------------------------------
                                     (Address of principal executive offices)

                                                  011-8610-68731188
                                             ---------------------------
                                             (issuer's telephone number)

                      HAAS NEUVEUX & COMPANY, 94 RUE DE LAUSANNE, CH1202, GENEVA, SWITZERLAND
-----------------------------------------------------------------------------------------------------------------
                (Former name, former address and former fiscal year, if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF AUGUST 15, 2000, THE ISSUER HAD 29,990,210 SHARES OF COMMON STOCK, $.0001 PAR VALUE, OUTSTANDING.

Transitional Small Business Disclosure Format (Check one):    Yes [ ]   No [X]

                                      INDEX

                                                                                                 PAGE
                                                                                                 ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         Century Milestone S&T Co., Ltd.
         June 30, 2000 and 1999                                                                   F-1

                  Consolidated Balance Sheets                                                     F-2

                  Consolidated Statements of Operations                                           F-3

                  Consolidated Statements of Cash Flows                                           F-4

                  Notes to Consolidated Financial Statements                                      F-5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS                                                       2

PART II - OTHER INFORMATION                                                                         4

SIGNATURES                                                                                          6

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         CENTURY MILESTONE S&T CO., LTD.
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

                             JUNE 30, 2000 AND 1999

                         CENTURY MILESTONE S&T CO., LTD.
                          (a development stage company)
                           CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

                                                                                JUNE 30, 2000    DECEMBER 31, 1999
                                                                                -------------    -----------------
                                                                                  (UNAUDITED)        (AUDITED)
ASSETS

CURRENT ASSETS

   Cash and cash equivalents                                                      $    37,592      $    42,881
   Accounts receivable                                                                 27,496               --
   Other receivables, deposits and prepayments                                        178,642            5,613
   Amounts due from related companies (Note 4)                                        239,600           80,918
   Amount due from former owner of BCM (Note 5)                                            --            9,291
   Inventories (Note 6)                                                               470,168               --
   Other tax recoverable (Note 7)                                                      10,436               22
                                                                                  -----------      -----------
                                                                                      963,934          138,725
OFFICE EQUIPMENT, NET (Note 8)                                                         48,362           14,525
                                                                                  -----------      -----------
Total assets                                                                      $ 1,012,296      $   153,250
                                                                                  ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                                               $    88,650      $        --
   Other payables and accrued expenses                                                172,112              461
   Amounts due to directors (Note 9)                                                  209,206               --
   Amounts due to shareholders (Note 10)                                              602,409               --
   Amounts due to related companies (Note 11)                                         247,373               --
                                                                                  -----------      -----------
Total current liabilities                                                           1,319,750              461
                                                                                  -----------      -----------

COMMITMENTS AND CONTINGENCIES

LONG TERM LIABILITIES

Loans from former owners of BCM (Note 12)                                                  --          120,773
                                                                                  -----------      -----------
Total long term liabilities                                                                --          120,773
                                                                                  -----------      -----------

STOCKHOLDERS' EQUITY
     Preferred stock, par value $0.001 per share;
     10,000,000 shares authorised, none issued
     Common stock, par value $0.0001 per share;
     100,000,000 share authorised,
     29,990,210 issued and outstanding                                                  2,999               --
     Additional paid-in capital                                                            --          120,773
     Accumulated losses                                                              (310,453)         (88,757)
                                                                                  -----------      -----------
Total stockholders' equity/(deficit)                                                 (307,454)          32,016
                                                                                  -----------      -----------
Total liabilities and stockholders' equity                                        $ 1,012,296      $   153,250
                                                                                  ===========      ===========

See accompanying notes to unaudited consolidated condensed financial statements.

                         CENTURY MILESTONE S&T CO., LTD.
                          (a development stage company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in US Dollars)

                                                          FROM                                    FROM
                                                      MAY 20, 1999                            MAY 20, 1999
                                      THREE             (DATE OF               SIX              (DATE OF
                                      MONTHS           INCEPTION)            MONTHS            INCEPTION)
                                      ENDED                TO                 ENDED                TO
                                  JUNE 30, 2000       JUNE 30, 1999       JUNE 30, 2000       JUNE 30, 1999
                                  -------------       -------------       -------------       -------------
                                   (UNAUDITED)         (UNAUDITED)         (UNAUDITED)         (UNAUDITED)
NET SALES                          $     402,109        $     --          $      402,109        $     --

COST OF SALES                           (301,599)             --                (301,599)             --
                                   -------------        --------          --------------        --------

GROSS PROFIT                             100,510              --                 100,510              --

SELLING EXPENSES                         (48,234)             --                 (48,234)             --

GENERAL AND
  ADMINISTRATIVE EXPENSES                (66,732)             --                (125,914)             --
                                   -------------        --------          --------------        --------

OPERATING INCOME/(LOSS)                  (14,456)             --                 (73,638)             --

INTEREST INCOME                               83              --                     344              --
                                   -------------        --------          --------------        --------

INCOME/(LOSS) BEFORE
  INCOME TAX                             (14,373)             --                 (73,294)             --

PROVISION FOR INCOME TAX
  (NOTE 13)                                   --              --                      --              --
                                   -------------        --------          --------------        --------

NET INCOME/(LOSS)                  $     (14,373)             --          $      (73,294)             --
                                   =============        ========          ==============        ========

EARNINGS PER SHARE
  - BASIC AND DILUTED              $          --        $     --          $           --        $     --
                                   =============        ========          ==============        ========

WEIGHTED AVERAGE
  COMMON SHARES
  OUTSTANDING
  - BASIC AND DILUTED                 29,990,210              --              29,990,210              --
                                   =============        ========          ==============        ========


See accompanying notes to unaudited consolidated condensed financial statements.

                         CENTURY MILESTONE S&T CO., LTD.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS

                Increase/(decrease) in Cash and Cash Equivalents

(Expressed in US Dollars)

                                                                           FROM
                                                                       MAY 20, 1999
                                                          SIX            (DATE OF
                                                         MONTHS         INCEPTION)
                                                          ENDED             TO
                                                      JUNE 30, 2000    JUNE 30, 1999
                                                      -------------    -------------
                                                       (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              $(221,437)        $    --
   Adjustments to reconcile net loss
    to net cash provided by operating activities
      Depreciation                                          2,372              --
  Changes in:
      Accounts receivable                                 (27,496)             --
      Other receivable, deposits and prepayments         (173,029)             --
      Amount due from former owner of BCM                   9,291              --
      Inventories                                        (470,168)             --
      Other tax recoverable                               (10,414)             --
      Accounts payable                                     88,650              --
      Other payables and accrued expenses                  24,792              --
      Amounts due to related companies                    247,373              --
                                                        ---------         -------

NET CASH USED IN OPERATING ACTIVITIES                    (381,923)             --
                                                        ---------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of office equipment                         (36,209)             --
  Amounts due from related companies                     (158,682)             --
                                                        ---------         -------
NET CASH USED IN INVESTING ACTIVITIES                    (194,891)             --
                                                        ---------         -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in amounts due to shareholders                 362,319              --
  Amounts due to directors                                209,206              --
                                                        ---------         -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 571,525              --
                                                        ---------         -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                  (5,289)             --

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           42,881              --
                                                        ---------         -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  37,592         $    --
                                                        =========         =======

See accompanying notes to unaudited consolidated condensed financial statements.

                         CENTURY MILESTONE S&T CO., LTD.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Beijing Century Milestone S&T Co., Ltd. ("BCM") was established in the People's Republic of China (the "PRC") on May 20, 1999 as a limited liability company. BCM was formerly owned by three individual PRC citizens, namely Gang Xiao, Yun Luo and Ji Ming Feng.

BCM commenced operations in August 1999 and is engaged in the development and sale of video transmission software, video transmitter hardwares and hard disk recording system software and digital recorder hardware equipment. BCM has been granted a ten years operation period which can be extended with approvals from relevant PRC authorities.

In accordance with relevant business registration documents, BCM's registered share capital is RMB5,000,000. As at December 31,1999, RMB1,000,000 was fully paid up. In February 2000, the remaining RMB4,000,000 has been fully paid up.

On April 26, 2000, Haas Neuveux & Company (the "Company") executed a Preliminary Plan of Reorganization with BCM and owners of BCM pursuant to which 100% of the registered share capital of BCM was acquired by the Company, in exchange of 20,000,000 shares of the Company's $0.0001 par value common stock. These 20,000,000 shares were issued after the effectiveness of a 10 for 1 reverse share split as mentioned below.

On July 21, 2000, the Company effected a 10 for 1 reverse share split. After issuing 20,000,000 shares of the common stock to the original owners of BCM, the Company has a total of 29,990,210 shares of common stock issued and outstanding. For accounting purposes, the acquisition has been treated as the acquisition of the Company by BCM with BCM as the acquirer (reverse acquisition). The historical financial statements prior to April 26, 2000 are those of BCM. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of BCM.

The Company was initially incorporated in the State of Colorado on May 23, 1986. On July 21, 2000, the Company changed its name to Century Milestone S&T Co., Ltd.

Previously, the Company was considered a development stage enterprise. Since April 26, 2000, the Company has emerged from that status.

NOTE 2 - BASIS OF PRESENTATION, ACCOUNTING AND PRINCIPLES OF
         CONSOLIDATION

The consolidated financial statements as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999, have been prepared by the Company, without audit, in accordance with generally accepted accounting principles in the United Stated of America and present the financial statements of the Company and its wholly owned subsidiary, BCM. All material intercompany transactions have been eliminated. The Company believes that the disclosures are adequate to make the information presented not misleading.

NOTE 2 - BASIS OF PRESENTATION, ACCOUNTING AND PRINCIPLES OF
         CONSOLIDATION - CONTINUED

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999, have been made. The results of operations for the three and six months ended June 30, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

NOTE 3 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The functional currency of the Company is US$ and the financial records are maintained and the financial statements prepared in US$. The functional currency of BCM is Renminbi (RMB) and the financial records are maintained and the financial statements are prepared in RMB.

Foreign currency transactions during the period are translated into US$ at the exchange rates ruling at the transaction dates. Gain and loss resulting from foreign currency transactions are included in the statement of operations. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into US$ at year end exchange rates. When assets, liabilities and equity denominated in RMB are translated into US$, translated adjustments are included as a component of stockholders' equity.

Exchange rates between US$ and RMB were fairly stable during the period presented. The rate ruling as of June 30, 2000 is US$1: RMB8.28. Due to the stability of the exchange rates, there were no net adjustments in the stockholders' equity.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

RELATED PARTY

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

OFFICE EQUIPMENT AND DEPRECIATION

Equipment is stated at cost. Depreciation is computed using the straight-line method to allocate the cost of depreciable assets over the estimated useful lives of the assets as follows:

                                                                ESTIMATED
                                                               USEFUL LIFE
                                                                (IN YEARS)
                                                               -----------
Computer equipment                                                  5

Maintenance, repairs and minor renewals are charged directly to the statement of operations as incurred. Additions and betterments to office equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in the statement of operations.

REVENUE RECOGNITION

Revenue from software sales is recognised when all shipment obligations have been met, fees are fixed and determinable, collection of sales proceeds is deemed probable, and persuasive evidence of an agreement exists.

Revenue from goods sold is recognised when title of goods sold has passed to the purchasers, which is at the time of delivery.

INVENTORIES

Inventory is accounted for on the weighted average method and is stated at the lower of cost and market. Market value is determined by reference to the sales proceeds of items sold in the ordinary course of business after the balance sheet date or to management estimates based on prevailing market conditions.

LONG-LIVED ASSETS

The Company periodically reviews their long-lived assets for impairment based upon the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the asset is written down to its net realizable value.

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. Under SFAS No. 109, deferred tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts of certain financial instruments approximate their fair values as of June 30, 2000 because of the relatively short-term maturity of these instruments.

USE OF ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 as amended by SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Based on its current and planned future activities relative to derivative instruments, the Company believes that the adoption of SFAS No. 133 will not have a significant effect on its financial statements.

On December 3, 1999, the SEC issued Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 summarizes some of the SEC's interpretations of the application of generally accepted accounting principles to revenue recognition. Revenue recognition under SAB 101 was initially effective for the Company's first quarter 2000 financial statements. However, SAB 101B, which was released June 26, 2000, delayed adoption of SAB 101 until no later than the fourth fiscal quarter 2000. Changes resulting from SAB 101 require that a cumulative effect of such changes for 1999 and prior years be recorded as an adjustment to net income on January 1, 2000 plus adjust the statement of operations for the three months ended in the quarter of adoption.

Although the Company is still in the process of reviewing SAB 101, it believes that its revenue recognition practices are in substantial compliance with SAB 101 and that adoption of its provisions would not be material to its annual or quarterly results of operations.

NOTE 4 - AMOUNTS DUE FROM RELATED COMPANIES

The amounts due from the related companies, in which two of the directors of the Company have beneficial interests, are unsecured, interest free and without fixed terms of repayment.

NOTE 5 - AMOUNT DUE FROM FORMER OWNER OF BCM

The Company, from time to time, received from or made repayment to one of the former owners of BCM. The amount does not bear any interest and does not have clearly defined terms of repayments. Now this former owner of BCM is both one of the directors and shareholders of the Company.

NOTE 6 - INVENTORIES

The inventories as of June 30, 2000 are products for resale.

NOTE 7 - OTHER TAX RECOVERABLE

Other tax recoverable represents Valued-Added Tax ("VAT"). The Company is subject to output VAT levied at the rate of 17% of its operating revenue. The input VAT paid on purchases of materials and other direct inputs can be used to offset the output VAT levied on operating revenue to determine the net VAT payable or recoverable.

NOTE 8 - OFFICE EQUIPMENT, NET

                                           JUNE 30, 2000         DECEMBER 31, 1999
                                            (UNAUDITED)              (AUDITED)
Office equipment                              $ 51,226              $ 15,017
Less: Accumulated depreciation                   2,864                   492
                                              --------              --------
                                              $ 48,362              $ 14,525
                                              ========              ========

NOTE 9 - AMOUNTS DUE TO DIRECTORS

The amounts due to directors are unsecured, interest free and does not have clearly defined terms of repayments.

NOTE 10 - AMOUNTS DUE TO SHAREHOLDERS

The amounts represent cash consideration payable to the original owners of BCM in connection with the reverse acquisition of BCM by the Company. These owners became the major stockholders of the Company following the reverse acquisition.

NOTE 11 - AMOUNTS DUE FROM RELATED COMPANIES

The amounts due from related companies are unsecured, interest free and created under normal course of business.

NOTE 12 - LOANS FROM FORMER OWNERS OF BCM

The loans are unsecured and interest free. In February 2000, the entire loan balance was capitalized by the increase of the registered share capital of BCM to RMB5 million.

NOTE 13 - INCOME TAX

No provision for income tax has been made in the financial statements as the Company has no assessable income for the period.

Pursuant to an approval document dated January 20, 2000 issued by the Beijing Tax Bureau, BCM, being a "New Technology Enterprise", is eligible to full exemption from PRC Corporate Income Tax for the period from June 1, 1999 to December 31, 2001.

No provision for deferred taxation has been made as there is no material temporary difference at the balance sheet date.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASE COMMITMENT

As of June 30, 2000, the Company had commitments under a non-cancellable operating lease expiring in excess of one year amounting to $331,758. Rental payments for each of the succeeding periods are:

July 1, 2000 to June 30, 2001                                $ 189,576
July 1, 2001 to June 30, 2002                                  142,182
                                                             ---------
                                                             $ 331,758

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward statements wherever they appear in this Form 10-QSB. The Company's actual results could differ materially form those discussed here.

The financial statements include all adjustments which in the opinion of and to the best of management's knowledge are necessary to make the financial statements not misleading.

Results of Operations

Three months ended June 30, 2000 compared to three months ended June 30, 1999, and six months ended June 30, 2000 compared to six months ended June 30, 1999.

                                              THREE MONTHS ENDED                        SIX MONTHS ENDED
                                      ----------------------------------       ----------------------------------
                                      JUNE 30, 2000        JUNE 30, 1999       JUNE 30, 2000        JUNE 30, 1999
Net sales                                402,109                 -                402,109                 -

The Company started implementation of its business plan during the second quarter of this year. In order to fully conduct business and seize the market opportunities, the Product Promotion Department and Video Network Department were established. Meanwhile, the Sales Department was able to launch the complete promotion and sales activities for our products and related monitoring hardware equipment. The sales amount reached US$ 402,109 in this quarter compared to zero volume before. Net sales were derived principally from the sales of monitoring hardware equipment and the related applicable software "Century Sight 2000".

To meet requirements of the full development of the Company's business and the rapid growth of the Company, we moved ourselves to a new office address that is more appropriate for the Company's business. Besides establishing two new departments, we also employed several research engineers and some sales engineers. These are the main reasons of the increase in administrative expenses during this quarter. Sales development and market promotion also added to the increase in expenses.

As the development investment increases, our new version of "Century Sight 2000" software, our new communication controlling units and decoders, and our in-house developed products have been launched in this quarter. It lays a good foundation for future business and sales.

Liquidity and Capital Resource

During the first six months of 2000 the net decrease in cash and cash equivalent was $5,289. The net cash used in operating activities was $381,923. In order to cope with business growth, the Company used $36,209 for the acquisition of office equipment.

In order for the Company to meet its continuing cash requirements and to successfully implement its growth strategy, the Company will need to rely on increased future revenues and/or will require additional financing. In the event additional financing is required, no assurances can be given that such financing will be available in the amount required or, if available, that it can be on terms satisfactory to the Company.

Management of Growth

This is the first quarter of the year that the Company has been carrying out a fully-structured sales activity. With the reorganization plan completed, the Company will step into a rapid development stage in the next quarter. We believe that there will be an important increase in the Company sales in the following quarters.

The good start of the sales in this quarter was benefited from the funds made available by the shareholders of the Company. The Company expects that in-house development of several products will be completed in the forthcoming quarter.

Some specific areas of development planned for the following third quarter are:

1.       Start of sales of the in-house developed products in Shanghai Branch.
2. Application of the network video project, monitoring project and in-house developed products in Hunan Branch.
3.       Establishment of a branch in Chengdu for business towards western
         China.
4. Product development: new single-route digital video recorder and multi-route video recording systems will enter into the stage of testing and trial running. Beta versions of the VOD system.
5. Initiate increased training programs for sales engineers and research engineers.
6.       Expand product lines.
7. Conduct specialised promotion activities of in-house designed products at exhibits as follows:
         (a) Sep. 4-7, 2000 - attend 2000 China Financial Banking Technical and Equipment Exhibition.
         (b) Nov. 2000 - attend 2000 International Public Facilities and Police Equipment Exhibition.

Some specific areas of development plans for the next third quarter of this year are (Continued) :

8. Add new elements to the Company's Website to make it a key company and investor development tool:
         (a) Add a Weekly News channel to rapidly report Company trends, including "Introducing our People", Latest Commercial News, Management Manual, S&T Development and Financial Report.
         (b) BBS platform to establish Real-time Technical Discussion, Commercial News and Stock Information.
         (c) Product channel: To co-ordinate the R&D of in-house products and perfect the contents.
         (d)   Service channel: Increase service information.

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earning or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors, or regulatory authorities, (iii) statements of future economic performance, (iv) statements about plans of the Company or its management or Board of Directors to raise capital to fund the Company's business operations and its acquisitions, and (v) statements of assumptions underlying other statements and statements about the Company or its business. Forward looking statements are beyond the ability of the Company to control and in many cases the Company cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 2. CHANGES IN SECURITIES.

         On July 20, 2000 the Company's shareholders approved a reverse-split of the outstanding, but not the authorized, shares of common stock of the Company on a 10-for-1 basis. The reverse split became effective at the close of business on July 21, 2000. On July 24, 2000 the Company's common stock began trading on the OTC Bulletin Board on a post-split basis under the new symbol of CEML.

         On August 5, 2000, the Board of Directors authorized the issuance of 20,000,000 shares of common stock to five persons in connection with the acquisition of Beijing Century Milestone S&T Co., Ltd. Although the acquisition was closed on April 26, 2000, the shares could not be issued until after the reverse split was completed. The Company believes that this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         On July 20, 2000, the Company held a Special Shareholders' Meeting to vote on the following proposals; (1) to effect a reverse-split of the outstanding, but not the authorized, shares of common stock of the Company on a 10-for-1 basis and (2) to amend the Articles of Incorporation to change the Company's name from Haas Neuveux & Company to Century Milestone S&T Co., Ltd. Management did not solicit proxies. The results of the matters voted upon by the shareholders were as follows:

1. To effect a reverse-split of the outstanding, but not the authorized, shares of common stock of the Company on a 10-for-1 basis:

                  For                                        Against
                  ---                                        -------
                 57,800,000                                  -0-

2. To amend the Articles of Incorporation to change the Company's name from Haas Neuveux & Company to Century Milestone S&T Co., Ltd.:

                  For                                        Against
                  ---                                        -------
                  57,800,000                                 -0-

         Effective July 21, 2000, the Company's name was changed from Haas Neuveux & Company to Century Milestone S&T Co., Ltd.

ITEM 5. OTHER INFORMATION

         The current directors of the Company are as follows:

         o Luo Yun
         o Xiao Gang
         o Bai Xiaodi
         o Feng Jiming
         o Michael J. Harrop

         The current officers of the Company are as follows:

         Xiao Gang...................................President and Chief Executive Officer ("CEO")

         Feng Jiming.................................Secretary and Chief Technical Officer ("CTO")

         Luo Yun.....................................Treasurer and Chief Financial Officer ("CFO")

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:  Exhibit Number and Brief Description.

         2.1 Preliminary Plan of Reorganization between the Company and Beijing Century Milestone S&T Co., Ltd. dated March 6, 2000. (Incorporated by reference to Exhibit 2.1 of the Company's current report on Form 8-K dated April 26, 2000 and filed May 5, 2000.)

         3.2      Bylaws dated May 11, 2000. (Incorporated by reference to
                  Exhibit 3.2 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000.)

         3.3 Articles of Incorporation, as amended on July 21, 2000, and currently in effect. (Incorporated by reference to Exhibit 3.3 of the Company's current report on Form 8-K dated July 20, 2000.)

         27       Financial Data Schedule.  (Filed herewith.)

(b) Reports on Form 8-K.

         On July 10, 2000, the Company filed a current report on Form 8-K/A-1 to provide the required financial statements regarding the acquisition of 100% of the outstanding common stock of Beijing Century Milestone S&T Co., Ltd. on April 26, 2000.

         On July 28, 2000, the Company filed a current report on Form 8-K to report that the Company held a Special Shareholders' Meeting on July 20, 2000 to vote on the following proposals: (1) to effect a reverse-split of the outstanding, but not the authorized, shares of common stock of the Company on a 10-for-1 basis and (2) to amend the Articles of Incorporation changing the Company's name from Haas Neuveux & Company to Century Milestone S&T Co., Ltd. Management of the Company did not solicit proxies. The shareholders voted in favor of both proposals. On July 21, 2000 the Company filed Articles of Amendment changing its name from Haas Neuveux & Company to Century Milestone S&T Co., Ltd. with the Colorado Secretary of State, which became effective as of that date. At the close of business on July 21, 2000, the reverse-split of the outstanding shares of common stock was effected.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CENTURY MILESTONE S&T, CO., LTD.

                                        By:  /s/ Luo Yun
                                            ----------------------------------
                                            Luo Yun, Chief Financial Officer

Date:   August 21, 2000

                                  EXHIBIT INDEX

     NUMBER     BRIEF DESCRIPTION

       2.1 Preliminary Plan of Reorganization between the Company and Beijing Century Milestone S&T Co., Ltd., dated March 6, 2000. (Incorporated by reference to Exhibit 2.1 of the Company's current report on Form 8-K dated April 26, 2000 and filed May 5, 2000.)

       3.2 Bylaws dated May 11, 2000. (Incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-QSB for the quarter March 30, 2000.)

       3.3      Articles of Incorporation, as amended on July 21,
                2000, and currently in effect. (Incorporated by reference to Exhibit 3.3 of the Company's current report on Form 8-K dated July 20, 2000.)

       27       Financial Data Schedule.  (Filed herewith.)