Form 10QSB
period 2000-09-30
CENTURY MILESTONE S&T CO LTD
filed 2000-11-21
CIK 799070

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from ________________ to _____________

                       Commission file number: 33-7945 D

                         CENTURY MILESTONE S&T CO., LTD.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

                           COLORADO                                                  84-1032191
--------------------------------------------------------------           ---------------------------------
(State or other jurisdiction of incorporation or organization)           (IRS Employer Identification No.)


               NO. 803, JINYU PLAZA, 100#WEST SANHUAN NORTH ROAD,
                      HAIDIAN DISTRICT, BEIJING, PRC 100037
               --------------------------------------------------
                    (Address of principal executive offices)

                                011-8610-68731188
                           ---------------------------
                           (issuer's telephone number)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF NOVEMBER 17, 2000, THE ISSUER HAD 30,740,210 SHARES OF COMMON STOCK, $.0001 PAR VALUE, OUTSTANDING.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]     No [X]

                                      INDEX



                                                                             PAGE
                                                                             ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         Century Milestone S&T Co., Ltd.
         For the Nine Months Ended September 30, 2000 and 1999                F-1

                  Consolidated Balance Sheets                                 F-2

                  Consolidated Statements of Operations                       F-3

                  Consolidated Statements of Cash Flows                       F-4

                  Notes to Consolidated Financial Statements               F-5 - F-8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITIONS AND RESULTS OF OPERATIONS                             2

PART II - OTHER INFORMATION                                                    4

SIGNATURES                                                                     6

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.





                         CENTURY MILESTONE S&T CO., LTD.


                  ---------------------------------------------

              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                  ---------------------------------------------

                         CENTURY MILESTONE S&T CO., LTD.
                          (a development stage company)
                           CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

                                                        SEPTEMBER 30,       DECEMBER 31,
                                                            2000                1999
                                                        -------------       ------------
                                                         (UNAUDITED)          (AUDITED)
ASSETS

CURRENT ASSETS

   Cash and cash equivalents                             $    49,844         $    42,881
   Accounts receivable                                        71,724                  --
   Other receivables, deposits and prepayments               190,156               5,613
   Amounts due from related companies (Note 5)               157,672              80,918
   Amount due from former owner of BCM                            --               9,291
   Inventories (Note 6)                                      670,199                  --
   Other tax recoverable                                      31,906                  22
                                                         -----------         -----------
                                                           1,171,501             138,725
OFFICE EQUIPMENT, NET                                         69,928              14,525
DEFERRED EXPENSE                                             745,276                  --
                                                         -----------         -----------
Total assets                                             $ 1,986,705         $   153,250
                                                         ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

   Trade deposit received                                $    69,877         $        --
   Accounts payable                                           13,044                  --
   Other payables and accrued expenses                       286,462                 461
   Amounts due to directors (Note 7)                         402,383                  --
   Amounts due to stockholders (Note 8)                      602,409                  --
   Amounts due to related companies (Note 9)                 292,573                  --
                                                         -----------         -----------
Total current liabilities                                  1,666,748                 461
                                                         -----------         -----------
COMMITMENTS AND CONTINGENCIES

LONG TERM LIABILITIES

Loans from former owners of BCM                                   --             120,773
                                                         -----------         -----------

Total long term liabilities                                       --             120,773
                                                         -----------         -----------
STOCKHOLDERS' EQUITY
     Preferred stock, par value $0.001 per share;
     10,000,000 share authorised, none issued
     Common stock, par value $0.0001 per share;
     100,000,000 share authorised,
     30,740,210 issued and outstanding                         3,074                  --
     Additional paid-in capital                              837,423             120,773
     Accumulated losses                                     (520,540)            (88,757)
                                                         -----------         -----------
Total stockholders' equity                                   319,957              32,016
                                                         -----------         -----------
Total liabilities and stockholders' equity               $ 1,986,705         $   153,250
                                                         ===========         ===========


See accompanying notes to unaudited consolidated condensed financial statements.

                         CENTURY MILESTONE S&T CO., LTD.
                          (a development stage company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


(Expressed in US Dollars)

                                                                                               FROM
                                      THREE            THREE              NINE           MAY 20, 1999
                                      MONTHS           MONTHS            MONTHS           (DATE OF
                                      ENDED            ENDED              ENDED         INCEPTION) TO
                                    SEPTEMBER        SEPTEMBER          SEPTEMBER         SEPTEMBER
                                     30, 2000         30, 1999          30, 2000           30, 1999
                                  -------------     ------------     --------------     -------------
                                   (UNAUDITED)       (UNAUDITED)       (UNAUDITED)       (UNAUDITED)
NET SALES                         $    860,990      $         --      $  1,263,099      $         --

COST OF SALES                         (738,957)               --        (1,040,556)               --
                                  ------------      ------------      ------------      ------------

GROSS PROFIT                           122,033                --           222,543                --

SELLING EXPENSES                       (63,376)               --          (111,610)               --

GENERAL AND ADMINISTRATIVE
  EXPENSES                            (268,792)          (47,020)         (394,706)          (47,020)
                                  ------------      ------------      ------------      ------------

OPERATING INCOME/(LOSS)               (210,135)          (47,020)         (283,773)          (47,020)

INTEREST INCOME                             48               144               392               144
                                  ------------      ------------      ------------      ------------

INCOME/(LOSS) BEFORE
  INCOME TAX                          (210,087)          (46,876)         (283,381)          (46,876)

PROVISION FOR INCOME
   TAX                                      --                --                --                --
                                  ------------      ------------      ------------      ------------


NET INCOME/(LOSS)                 $   (210,087)     $    (46,876)     $   (283,381)     $    (46,876)
                                  ============      ============      ============      ============

EARNINGS PER SHARE
  - BASIC AND DILUTED             $      (0.01)     $         --      $      (0.01)     $         --
                                  ============      ============      ============      ============

WEIGHTED AVERAGE
  COMMON SHARES
  OUTSTANDING
  - BASIC AND DILUTED               30,071,732                --        30,017,582                --
                                  ============      ============      ============      ============



See accompanying notes to unaudited consolidated condensed financial statements.

                         CENTURY MILESTONE S&T CO., LTD.
                          (a development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase/(decrease) in Cash and Cash Equivalents

(Expressed in US Dollars)

                                                                                         FROM
                                                                       NINE           MAY 20, 1999
                                                                      MONTHS           (DATE OF
                                                                       ENDED         INCEPTION) TO
                                                                     SEPTEMBER         SEPTEMBER
                                                                      30, 2000         30, 1999
                                                                    -----------      -------------
                                                                    (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                          $(283,381)        $ (46,876)
       Adjustments to reconcile net loss
       to net cash provided by operating activities
      Depreciation                                                      5,716             1,572
      Non-cash compensation expense                                    92,222                --
  Changes in:
      Accounts receivable                                             (71,724)          (24,322)
      Other receivable, deposits and prepayments                     (184,543)          (15,520)
      Amount due from former owner of BCM                               9,291                --
      Inventories                                                    (670,199)               --
      Other tax recoverable                                           (31,884)               --
      Trade deposit received                                           69,877                --
      Accounts payable                                                 13,044                --
      Other payables and accrued expenses                             139,142               903
      Amounts due to related companies                                292,573                --
                                                                    ---------         ---------
NET CASH USED IN OPERATING ACTIVITIES                                (619,866)          (84,243)
                                                                    ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of office equipment                                     (61,119)          (16,256)
  Amounts due from related companies                                  (76,754)           (6,563)
                                                                    ---------         ---------
NET CASH USED IN INVESTING ACTIVITIES                                (137,873)          (22,819)
                                                                    ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from registered capital                                         --           120,773
  Increase in amounts due to stockholders                             362,319                --
  Amounts due to directors                                            402,383                --
                                                                    ---------         ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             764,702           120,773
                                                                    ---------         ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               6,963            13,711

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       42,881                --
                                                                    ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  49,844         $  13,711
                                                                    =========         =========

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTIONS
Taking up other payables of shell company when
  reverse acquisition                                               $ 146,859                --
Amount repayable to former owners of BCM                            $ 120,773                --
Deferred expense                                                    $ 745,276                --


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

BCM commenced operations in August 1999 and is engaged in the development and sale of video transmission software, video transmitter hardware and hard disk recording system software and digital recorder hardware equipment. BCM has been granted a ten years operation period which can be extended with approvals from relevant PRC authorities.

In accordance with relevant business registration documents, BCM's registered share capital is RMB5,000,000. As at December 31,1999, RMB1,000,000 was fully paid up. In February 2000, the remaining RMB4,000,000 was fully paid up.

On April 26, 2000, Haas Neuveux & Company (the "Company") executed a Preliminary Plan of Reorganization with BCM and owners of BCM pursuant to which 100% of the registered share capital of BCM was acquired by the Company, in exchange of 20,000,000 shares of the Company's $0.0001 par value common stock. These 20,000,000 shares will be issued after the effectiveness of a 10 for 1 reverse share split as mentioned below.

On July 21, 2000, the Company effected a 10 for 1 reverse share split. After issuing 20,000,000 shares of the common stock to the original owners of BCM, the Company has a total of 29,990,210 shares of common stock issued and outstanding. For accounting purposes, the acquisition has been treated as the acquisition of the Company by BCM with BCM as the acquirer (reverse acquisition). The historical financial statements prior to April 26, 2000 are those of BCM. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of BCM. Since the date of reverse acquisition, there has not been a 10-K, Annual Report, filed for the Company.

The Company was initially incorporated in the State of Colorado on May 23, 1986. On July 21, 2000, the Company changed its name to Century Milestone S&T Co., Ltd.

Previously, the Company was considered as a development stage enterprise. Since April 26, 2000, the Company has emerged from that status.


NOTE 2 - BASIS OF PRESENTATION

The accompanying financial data as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

                         CENTURY MILESTONE S&T CO., LTD.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - BASIS OF PRESENTATION - CONTINUED

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999, have been made. The results of operations for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the operating results for the full year.


NOTE 3 - STOCK PLAN

On August 15, 2000 the stockholders of Company approved a plan of stock-based compensation incentives for selected eligible participants who are the staff and consultants of the Company. This plan is known as the "Century Milestone S&T Co., Ltd. Stock Plan" (the "Plan"). The total number of shares of common stock reserved for issuance by the Company either directly as stock awards or underlying options granted under this Plan shall not be more than 3,500,000. Under terms of the Plan, options can be issued to purchase shares of the Company's common stock. The Board of Directors shall determine the terms and conditions of each option granted to eligible participants, which terms shall be set forth in writing. The terms and conditions so set by the Board of Directors may vary from one eligible participant to another.

The Company will account for the options issued to employees using the intrinsic value method of accounting prescribed by the Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees". The Company will also provide the proforma disclosures required by SFAS No. 123, "Accounting for Stock Based Compensation".


NOTE 4 - PAYMENTS MADE TO CONSULTANT AND ATTORNEYS IN STOCK AND OPTIONS

On August 15, 2000, a fee agreement was entered into between the Company and Futro and Tranernicht LLC, the corporate attorneys of the Company ("the Attorneys"). It is agreed that the Attorneys would accept as compensation from the Company in full for all legal services provided and to be provided from the date of August 15, 2000 to July 31, 2001, a fee consisting of the following:

(a) 250,000 shares of common stock of the Company; and

(b) options to acquire 250,000 shares of common stock of the Company, at an exercise price of $1.25 per share.

                         CENTURY MILESTONE S&T CO., LTD.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - PAYMENTS MADE TO CONSULTANT AND ATTORNEYS IN STOCK AND OPTIONS - CONTINUED

On September 21, 2000, 250,000 shares of common stock were issued to the Attorneys. The market value as of that date was $1.062 per share. Expense is recorded based on the fair value of the stock at grant date and recognized over the service period of the contract. $34,630 was recognized in the current period. Up to date, the options have not been issued to the Attorneys. The value of the options is recognized as expense over the service period of the contract. The value of the options was determined using a Black Scholes model using the following assumptions:

        Expected life           :    4.7 years
        Risk free rate          :    6.14%
        Dividends               :    -
        Volatility              :    80%

$27,717 was recognized in the current period.

On August 15, 2000, a consulting agreement was entered into between the Company and Netreach Studios, Ltd., a marketing consultant of the Company ("the Consultant"). The Consultant would accept as compensation from the Company in full for all consulting services to be provided from Aug 15, 2000 to Aug 14, 2004, a fee consisting of the following:

(a) 500,000 shares of common stock of the Company; and

(b) options to acquire 500,000 shares of common stock of the Company, at an exercise price of $1.25 per share.

On September 21, 2000, 500,000 shares of common stock were issued to the Consultant. The market value as of that date was $1.062 per share. Expense is recorded based on the fair value of the stock at grant date and recognized over the service period of the contract. $16,594 was recognized in the current period. Up to date, the options have not been issued to the Consultant. The value of the options is recognized as expense over the service period of the contract. The value of the options was determined using a Black Scholes model using the following assumptions:

        Expected life           :    4.7 years
        Risk free rate          :    6.14%
        Dividends               :    -
        Volatility              :    80%

$13,281 was recognized in the current period.

                         CENTURY MILESTONE S&T CO., LTD.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - AMOUNTS DUE FROM RELATED COMPANIES

The amounts due from the related companies, in which two of the directors of the Company have beneficial interests, are unsecured, interest free and without fixed terms of repayments.


NOTE 6 - INVENTORIES

The inventories as of September 30, 2000 are merchandise for selling.


NOTE 7 - AMOUNTS DUE TO DIRECTORS

The amounts due to directors are unsecured, interest free and do not have clearly defined terms of repayments.


NOTE 8 - AMOUNTS DUE TO STOCKHOLDERS

The amounts represent cash consideration payable to the original owners of BCM in connection with the reverse acquisition of the Company by BCM. These owners became the major stockholders of the Company following the reverse acquisition.


NOTE 9 - AMOUNTS DUE TO RELATED COMPANIES

The amounts due to related companies are unsecured, interest free and created under normal course of business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. The Company's actual results could differ materially from those discussed here.

The financial statements include all adjustments which in the opinion of and to the best of management's knowledge are necessary to make the financial statements not misleading.

Results of Operations (Expressed in U.S. Dollars)

The following table includes select financial data for the three months ended September 30, 2000 compared to the three months ended September 30, 1999, and the nine months ended September 30, 2000 compared to the period from May 20, 1999 (date of inception) to September 30, 1999.


                                                                                               MAY 20, 1999
                                   THREE MONTHS        THREE MONTHS        NINE MONTHS          (DATE OF
                                      ENDED               ENDED               ENDED           INCEPTION) TO
                                   SEPTEMBER 30,       SEPTEMBER 30,      SEPTEMBER 30,       SEPTEMBER 30,
                                      2000                1999                2000                1999
                                   -------------       -------------      -------------       -------------
Net sales:                         $   860,990                  --         $ 1,263,099                  --

Cost of Sales                      $  (738,957)                 --         $(1,040,556)                 --

Gross Profit                       $   122,033                  --         $   222,543                  --

Selling Expenses                   $   (63,376)                 --         $  (111,610)                 --

General and Admin. Expenses        $  (268,792)        $   (47,020)        $  (394,706)        $   (47,020)

Operation Income (Loss)            $  (210,135)        $   (47,020)        $  (283,773)        $   (47,020)


The Company continued implementation of its business plan during the third quarter. The Sales Department was able to continue promotion and sales activities for our products and related monitoring hardware equipment. Net sales were derived principally from the sales of monitoring hardware equipment and the related applicable software "Century Sight 2000." Expense increases for the period are attributed to the Company's aggressive development, marketing and sales efforts.

During the third quarter, the Company developed a digital video recorder ("DVR"), decoder, a RS485 communication controlling unit and ISDN/DDN version of the Century Sight 2000. The Company's planned introduction of the DVR is detailed below under the heading "Management of Growth."

Liquidity and Capital Resource

During the first nine months of 2000 the net cash used in operating activities was $619,866.

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

Management of Growth

The Company continued its fully-structured sales activity during the quarter. The Company believes that there will be increases in the Company's sales in the following quarters. In addition to other in-house products being developed by the Company, the Company will focus its effort on the production, marketing and sales of its DVR.

The Company believes that its DVR product will enjoy an advantage in the marketplace because it meets consumer needs and is competitively priced. The Company's goal is to become the largest DVR producer in China and sell 10,000 DVR units. To meet its goals, the Company plans to:

         1.       Seek financing for mass production of the DVR.

         2.       Prepare its sales force for promotion of the DVR.

         3. Further develop sales channels and establish additional distributorships in China.

         4. Expand market presence in North China, establishing offices or subsidiaries where practicable.

         5. Conduct further research and development in relation to second generation DVR.

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

ITEM 1.  LEGAL PROCEEDINGS - None.

ITEM 2.  CHANGES IN SECURITIES

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

         Effective July 21, 2000, the Company's name was changed from Haas Neuveux & Company to Century Milestone S&T Co., Ltd.

ITEM 5.  OTHER INFORMATION

         On August 15, 2000, the Company adopted the Century Milestone S&T Co., Ltd. Stock Plan, (the "Plan") which covers the issuance of up to 3,500,000 shares of common stock, either directly or pursuant to options, to eligible employees, directors, officers, consultants and advisors of the Company. The purpose of the Plan is to promote the best interest of the Company and its stockholders by providing a means of non-cash remuneration to selected eligible participants. On September 15, 2000, the Company filed a registration statement on Form S-8 (File No. 333-45866) to register the shares covered under the Plan.

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

         On August 18, 2000, the Company filed a current report on Form 8-K to report that the Company replaced Halliburton, Hunter & Associates, P.C. with BDO International to serve as the Company's new principal independent accountants.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CENTURY MILESTONE S&T, CO., LTD.


                                        By: /s/ Luo Yun
                                            --------------------------------
                                            Luo Yun, Chief Financial Officer


Date:   November 21, 2000

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