Form 10KSB
period 2000-12-31
CENTURY MILESTONE S&T CO LTD
filed 2001-05-25
CIK 799070

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2000

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from: ______________ to ______________

                        Commission file number: 33-7945 D

                         CENTURY MILESTONE S&T CO., INC.
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

          Colorado                                             84-1032191
-------------------------------                           -------------------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                           Identification No.)



94 Rue de Lausanne, CH1202, Geneva, Switzerland
-----------------------------------------------           -------------------
    (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number: 011-41-22-9000000

Securities registered under Section 12(b) of the Exchange Act: None
                                                               ----

Securities registered under Section 12(g) of the Exchange Act: None
                                                               ----

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]
No [X]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year.   $0.00
                                                                    -----

         As of May 23, 2001, the aggregate market value of the voting stock held by non-affiliates, approximately 10,284,313 shares of Common Stock, was approximately $4,319,412 based on an average of the bid and ask prices of approximately $0.42 per share of Common Stock on such date.

         The number of shares outstanding of the issuer's Common Stock, $.0001 par value, as of May 22, 2001 was 13,690,210 shares.

         DOCUMENTS INCORPORATED BY REFERENCE:        None.

         Transitional Small Business Disclosure Format (check one):

         Yes  [  ];  No  [ X ]

                                     PART I

                        CAUTIONARY STATEMENT FOR PURPOSES
                     OF THE "SAFE HARBOR" PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This document contains forward-looking statements within the meaning of:

1) Section 27 of the Securities Act of 1933;
2) Section 21E of the Securities Exchange Act of 1934; and
3) The Private Securities Litigation Reform Act of 1995.

 Forward-looking statements relate to our future operations. They estimate the happening of future events and are not based on historical facts.
Forward-looking statements may be identified by terms such as:

o   believes          o    predicts        o   estimates
o   intends           o    may             o   anticipates
o   projects          o    will            o   probable
o   forecasts         o    expects         o   continue

This is not a comprehensive list. Similar terms, variations of those terms, and the negative of those terms may also identify forward-looking statements.

The forward-looking statements and documents included by reference were compiled by our management based upon assumptions they considered reasonable. These assumptions are subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control. Therefore, forecasted and actual results will likely vary and those variations may be material.

There can be no assurance that the statements, estimates, and projections contained in this document will be achieved. Thus, we make no representation or warranty as to their accuracy or completeness. In addition, we also cannot guarantee that any forecast in this document will be achieved.

These forward-looking statements were compiled as of the date of this document or the date of the documents included by reference, as the case may be. We do not intend to update these statements. Therefore, you should evaluate them by considering any changes that may have occurred after the date such forward-looking statements appear.

We cannot guarantee that any of the assumptions relating to the forward-looking statements or the documents included by reference will prove to be accurate. Therefore, we urge you and your advisors to review these forward-looking statements, to consider the assumptions upon which they are based, and to ascertain their reasonableness.

ITEM 1.  DESCRIPTION OF BUSINESS.

(a)      Business Development.

         Century Milestone S&T Co., Ltd., formerly Haas Neuveux & Company, (the "Company") was incorporated under the laws of Colorado on May 23, 1986. The Company subsequently amended its Articles of Incorporation to change the Company's name from Haas Neuveux & Company to Century Milestone S&T Co., Ltd. on July 21, 2000.

         On April 26, 2000, the Company executed a Preliminary Plan of Reorganization (the "Reorganization Agreement") with Beijing Century Milestone S&T Co., Ltd. ("CMST") and certain stockholders of CMST, who were issued an aggregate of 20,000,000 shares of the Company's common stock. Due to the inability of the parties to the Reorganization Agreement to obtain necessary consents and/or approvals from the Peoples Republic China to transfer shares of common stock of CMST to the Corporation as required by the Reorganization Agreement, the parties executed a Rescission Agreement dated April 25, 2001 which terminated, unwound and rescinded the Reorganization Agreement.

         Pursuant to the Rescission Agreement, 20,000,000 shares of the Company's common stock issued to five shareholders of CMST were cancelled and returned to the Company's treasury and the CMST shareholders who became officers and directors of the Company resigned their respective positions. The Company issued 2,000,000 shares of the Company's restricted common stock to one person and forgave $200,000 owed to the Company by CMST in exchange for CMST's grant to the Company of a transferable, exclusive license to use and market CMST's data compression technology in North America for a term of five (5) years.

(b)      Business of the Issuer.

         To date, the Company has not developed any products or provided services, but has recently entered into Memorandums of Understanding with three North American armored transport and automated teller machine ("ATM") service companies. Management believes that the armored transport and ATM service industry offer an excellent opportunity for consolidation. The Company currently has a sole officer and director, as detailed in Part III below.

         BUSINESS STRATEGY

The Company believes that a consolidation of small and medium size companies within the armored transport industry would create a third dominant national company benefiting from (i) a national presence, (ii) a unique ATM services and products operation, (iii) a proprietary software and centralized automated dispatch system to coordinate ATM servicing nationwide, and (iv) an experienced management team which will reduce the cost of risk while improving cash flow and profitability.

The Company plans to achieve its goal of becoming a leading provider of armored transport and ATM services in North America by (i) implementing an operating strategy, which focuses on managing on a decentralized basis and achieving operating efficiencies, (ii) emphasizing internal growth by offering unique products in expanding markets and (iii) expanding through acquisitions.

PLANNED OPERATING STRATEGY: The Company intends to manage its planned operations on a decentralized basis while maintaining operating and financial controls. Local management will retain responsibility for the operations, profitability and growth of current business. By combining overlapping dispatch operations of certain of the founding companies and utilizing the MobileMatrix dispatch software platform, the Company expects to achieve more efficient asset utilization and realize savings in insurance, overhead and other expenses. The Company's executive management will have responsibility for corporate strategy and acquisitions, financing, insurance, investor relations and employee benefit plans.

PLANNED ACQUISITIONS: The Company believes that large financial and retail institutions are increasingly seeking vendors capable of providing an array of services on a national basis, resulting in a competitive disadvantage for small and mid-sized companies that do not have access to capital for growth and cannot provide a broad range of services on a regional or national basis. In addition, the Company expects that there will continue to be a large number of attractive acquisition candidates due to the highly fragmented nature of the industry, the inability of many companies to expand and modernize due to capital constraints and the desire of owners for liquidity. The Company intends to actively pursue acquisitions of well-established companies to enter new geographic markets and expand the range of services and leverage existing operations within existing markets.

There can be no assurance that the Company will be able to continue as a going concern, or achieve material revenues and profitable operations. It requires additional financing, and no assurances can be given that financing will be available in the amounts required, or that, if available, will be on terms satisfactory to the Company.

ITEM 2.  DESCRIPTION OF PROPERTY.  The Company owns no real property.

ITEM 3. LEGAL PROCEEDINGS. There are no pending legal proceedings involving the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)      Market Information.

         The Common Stock of the Company is currently trading on the Over the Counter Bulletin Board system under the symbol "CEML". Prior to July 24, 2000, the Company traded on the Over the Counter Bulletin Board under the symbol "HANX". There is no assurance that the Common Stock will continue to be quoted or that any liquidity exists for the Company's shareholders.

         The following table sets forth the range of high and low bid prices for the Company's Common Stock for each quarterly period indicated, as reported by the NASDAQ's Historical Research Department. Quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual trades.


                                  Common Stock
                                  ------------
Quarter Ended                           High Bid         Low Bid
-------------                           --------         -------

December 31, 2000                        $4.125          $0.75
September 30, 2000                       $3.50           $0.75
June 30, 2000                            $1.75           $0.187
March 31, 2000                           $2.00           $0.11

December 31, 1999                        $0.11           $0.13
September 30, 1999                       $0.05           $0.23
June 30, 1999                            $0.465          $0.06
March 31, 1999                           $0.22           $0.26


(b)      Holders.

         As of May 22, 2001, there were approximately 13,690,210 shares of the Company's common stock outstanding held of record by approximately 79 persons (not including beneficial owners who hold shares at broker/dealers in "street name").

(c)      Dividends.

         The Company has never paid cash dividends on its Common Stock and does not intend to do so in the foreseeable future. The Company currently intends to retain any future earnings for the operation and expansion of its planned business.

(d)      Recent Sales of Unregistered Securities.

         1. On January 29, 1999, and in connection with the Company's agreement with Productos Forestales de Bolivar, CA ("PFB"), the Company authorized the issuance of 78,996,000 shares (prior to the ten-for-one reverse-split effective July 21, 2000) of its restricted common stock to Richard Smith. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         2. On April 26, 2000, the Company executed a Preliminary Plan of Reorganization (the "Reorganization Agreement") with Beijing Century Milestone S&T Co., Ltd. ("CMST") and certain stockholders of CMST, who were issued an aggregate of 20,000,000 shares of the Company's restricted common stock. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         3. On May 3, 2001, the Company's Board of Directors authorized the issuance of 2,000,000 shares of restricted common stock to one person pursuant to the Rescission Agreement dated April 25, 2001. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION.

To date, the Company has not developed any products or provided services, but has recently entered into Memorandums of Understanding with three North American armored transport and ATM service companies. Management believes that the armored transport and ATM service industry offer an excellent opportunity for consolidation.

The Company plans to begin a consolidation of the North American armored transport and ATM service industry. The armored transport and ATM service industry in North America is a highly fractured "Mom and Pop" industry with over 100 small and mid-sized companies generating over one and a half billion dollars of revenue. Two national firms, Loomis Fargo and Brinks Armored, dominate the industry.

Management believes that its ability to provide real-time video monitoring to remote ATM installations and moving armored vehicles, combined with massive interactive video image storage, provides the Company with a unique risk management tool that will increase operating profits by reducing insurance costs and physical losses. Interactive video storage of individual transactions will dramatically reduce customer service problems for ATM operators, generating increased sales to existing customers and increasing new ATM service contracts.

The Company has retained MobileMatrix, Inc., an ATM maintenance and dispatch center software developer and consulting group to provide acquisition due diligence and to develop a national ATM and armored car dispatch and video-monitoring center in Boise, Idaho. The planned center will utilize the Company's CenturySight 2000 remote monitoring and video storage equipment and MobileMatrix's latest release ATM and Armored Car Dispatch software.

There can be no assurance that the Company will be able to continue as a going concern, or achieve material revenues and profitable operations. The Company requires financing, and no assurances can be given that financing will be available to the Company in the amounts required, or that, if available, will be on terms satisfactory to the Company.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by Item 7 and an index thereto commences on page F-1, which page follows this page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         As reported in the Company's current report on Form 8-K, filed May 22, 2001, on April 23, 2001, the Registrant engaged the accounting firm of Schumacher & Associates, Inc. to serve as the Registrant's new principal independent accountant. Schumacher & Associates, Inc. replaces BDO International as the Registrant's principal auditor. BDO International submitted a letter of resignation to the Registrant's Board of Directors tendering their resignation as the Registrant's auditors effective January 16, 2001. In the letter BDO International stated that there has never been any dispute or disagreement with the Registrant and that the resignation was due to internal reasons.

         BDO International was engaged on August 11, 2000. The former accountant never provided an audit report on the financial statements of the Registrant. During the two most recent fiscal years and the subsequent interim period preceding the resignation of BDO International there were no disagreements with the former accountant on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if any, if not resolved to the satisfaction of the former accountant would have caused it to make reference to the subject matter of the disagreement(s), if any, in connection with its reports.

                          INDEX TO FINANCIAL STATEMENTS

                         CENTURY MILESTONE S&T CO., LTD.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS

                                      with

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


         Report of Independent Certified Public Accountants                F-2

         Financial Statements:

                  Balance Sheet                                            F-3

                  Statements of Operations                                 F-4

                  Statement of Changes in  Stockholders'
                   Equity (Deficit)                                        F-5

                  Statements of Cash Flows                                 F-6

                  Notes to Financial Statements                            F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Century Milestone S&T Co., Ltd.
Geneva, Switzerland

We have audited the accompanying balance sheet of Century Milestone S&T Co., Ltd., formerly Haas Neuveux & Company, (a development-stage company) as of December 31, 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for the three months ended December 31, 2000 and the two years ended September 30, 2000 and 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Century Milestone S&T Co., Ltd., (a development-stage company) as of December 31, 2000, and the results of its operations, changes in its stockholders' equity (deficit) and its cash flows for the three months ended December 31, 2000 and the two years ended September 30, 2000 and 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                          Schumacher & Associates, Inc.
                          Certified Public Accountants
                          2525 Fifteenth Street, Suite 3H
                          Denver, CO 80211

May 23, 2001

                         CENTURY MILESTONE S&T CO., LTD.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                December 31, 2000

                           ASSETS

Current Assets:
         Total Current Assets                    $        --
                                                 -----------

TOTAL ASSETS                                     $        --
                                                 ===========


      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable                               $       603
                                                 -----------
         Total Current Liabilities                       603
                                                 -----------

TOTAL LIABILITIES                                        603
                                                 -----------

Commitments and contingencies                             --
  (Notes 1,2,4,5,6,7,8,9,10,and 11)

Stockholders' Equity (Deficit):
  Preferred stock, $.001 par value
   10,000,000 shares authorized,
   none issued and outstanding                            --
  Common stock, $.0001 par value
   100,000,000 shares authorized,
   12,790,210 issued and outstanding                   1,279
  Additional paid in capital                       6,278,797
  Accumulated (deficit)                           (6,280,679)
                                                 -----------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                    (603)
                                                 -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT)                                       $        --
                                                 ===========




The accompanying notes are an integral part of the financial statements.

                         CENTURY MILESTONE S&T CO., LTD.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                       For the Period from October 1, 1996
                            through December 31, 2000



                                                                                  For the
                                                                                Period from
                                                                                 October 1,
                                Three Months                                      1996
                                   Ended         Year Ended     Year Ended        through
                                December 31,    September 30,  September 30,    December 31,
                                   2000            2000            1999            2000
                               -------------    ------------   -------------    ------------


Revenue                        $         --    $         --    $         --    $         --
                               ------------    ------------    ------------    ------------

Expenses
   Stock issued for services
    and other                        40,500       3,437,500       1,974,900       5,452,900
   Other                                603           5,000          18,358          28,390
                               ------------    ------------    ------------    ------------
                                     41,103       3,442,500          18,358       5,481,290
                               ------------    ------------    ------------    ------------

Net Operating (Loss)                (41,103)     (3,442,500)     (1,993,258)     (5,481,290)
Other Income (Expenses):
   Benefit of discounted
    payable                              --         124,111              --              --
                               ------------    ------------    ------------    ------------

Net (Loss)                     $    (41,103)   $ (3,318,389)   $ (1,993,258)   $ (5,481,290)
                               ------------    ------------    ============    ------------

Per Share                      $         --    $       (.33)   $       (.26)   $       (.67)
                               ============    ============    ============    ============

Weighted Average Shares
 Outstanding                     12,756,877      10,103,224       7,609,509       8,146,042
                               ============    ============    ============    ============



The accompanying notes are an integral part of the financial statements.

                         CENTURY MILESTONE S&T CO., LTD.
                          (A Development Stage Company)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
         For the Period from October 1, 1996 through December 31, 2000


                                                                                           Additional
                                     Preferred     Stock         Common        Stock         Paid-in     Accumulated
                                     No./Shares    Amount      No./Shares      Amount        Capital      (Deficit)        Total
                                    -----------  -----------   -----------   -----------   -----------   -----------    -----------


Balance at September 30, 1996                --  $        --     2,050,410   $       205   $   799,184   $  (799,389)   $        --


Common stock issued for services
                                             --           --        40,200             4            36            --             40

Net (loss) for year ended
September 30, 1997                           --           --            --            --            --       (78,540)       (78,540)
                                    -----------  -----------   -----------   -----------   -----------   -----------    -----------

Balance at September 30, 1997                --           --     2,090,610           209       799,220      (877,929)       (78,500)

Net (loss) for year ended
September 30, 1998                           --           --            --            --            --       (50,000)       (50,000)
                                    -----------  -----------   -----------   -----------   -----------   -----------    -----------

Balance at September 30, 1998                --           --     2,090,610           209       799,220      (927,929)      (128,500)

Common stock issued for business
combination not consummated                  --           --     7,899,600           790     1,974,110            --      1,974,900

Net (loss) for year ended
September 30, 1999                           --           --            --            --            --    (1,993,258)    (1,993,258)
                                    -----------  -----------   -----------   -----------   -----------   -----------    -----------

Balance at September 30, 1999                --           --     9,990,210           999     2,773,330    (2,921,187)      (146,858)

Common stock issued for services             --           --     2,750,000           275     3,437,225            --      3,437,500

Additional paid-in capital                   --           --            --            --        27,747            --         27,747

Net (loss) for year ended
September 30, 2000                           --           --            --            --            --    (3,318,389)    (3,318,389)
                                    -----------  -----------   -----------   -----------   -----------   -----------    -----------

Balance at September 30, 2000                --           --    12,740,210         1,274     6,238,302    (6,239,576)            --

Common stock issued for services             --           --        50,000             5        40,495            --         40,500

Net (loss) for three months ended
December 31, 2000                            --           --            --            --            --       (41,103)       (41,103)
                                    -----------  -----------   -----------   -----------   -----------   -----------    -----------

Balance at December 31, 2000                 --  $        --    12,790,210   $     1,279   $ 6,278,797   $(6,280,679)   $      (603)
                                    ===========  ===========   ===========   ===========   ===========   ===========    ===========


    The accompanying notes are an integral part of the financial statements.

                         CENTURY MILESTONE S&T CO., LTD.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                       For the Period from October 1, 1996
                            through December 31, 2000


                                                                                                             For the
                                                                                                            Period from
                                                                                                            October 1,
                                           Three Months                                                        1996
                                              Ended               Year Ended           Year Ended             through
                                           December 31,          September 30,        September 30,          December 31,
                                              2000                   2000                1999                   2000
                                           -----------           -------------        ------------           -----------

Operating Activities:
 Net (Loss)                                $   (41,103)          $(3,318,389)         $(1,993,258)          $(5,481,290)
 Adjustment to reconcile net
  (loss) to net cash provided
  by operating activities:
   Stock issued for services
    and other                                   40,500             3,437,500            1,974,900             5,452,940
   Increase (decrease) in
    accounts payable                               603              (146,858)              18,358                   603
                                           -----------            ----------          -----------           -----------
  Net Cash (Used in) Operating
   Activities                                        -               (27,747)                   -               (27,747)
                                           -----------            ----------          -----------           -----------

Cash Flows from Investing
 Activities                                          -                     -                    -                     -
                                           -----------            ----------          -----------           -----------

Cash Flows from Financing
 Activities:
   Increase in additional
    paid-in capital                                  -                27,747                    -                27,747
                                           -----------            ----------          -----------           -----------
Net Cash Provided by Financing
 Activities                                          -                27,747                    -                27,747
                                           -----------            ----------          -----------           -----------

Increase (decrease) in Cash                          -                     -                    -                     -

Cash, Beginning of Period                            -                     -                    -                     -
                                           -----------            ----------          -----------           -----------

Cash, End of Period                        $         -            $        -          $         -           $         -
                                           ===========            ==========          ===========           ===========

Interest Paid                              $         -            $        -          $         -           $         -
                                           ===========            ==========          ===========           ===========

Income Taxes Paid                          $         -            $        -          $         -           $         -
                                           ===========            ==========          ===========           ===========

The accompanying notes are an integral part of the financial statements.

                         CENTURY MILESTONE S&T CO., LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

(1)      Summary of Accounting Policies

         This summary of significant accounting policies of Century Milestone S&T Co., Ltd., formerly Haas Neuveux & Company, (Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         (a)      Description of Business

                  The Company was organized on May 23, 1986 for the purpose of engaging in any lawful business but it is management's plan to seek a business combination. The Company is a development-stage company since planned principal operations have not commenced. The Company initially selected September 30 as its year end, however, changed to a December 31 year end effective subsequent to September 30, 2000.

         (b)      Use of Estimates in the Preparation of Financial Statements

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         (c)      Income Taxes

                  As of December 31, 2000, the Company had net operating losses available for carryover to future years of approximately $6,280,679, expiring in various years through 2020. Utilization of these carryovers may be limited if there is a change in control of the Company. As of December 31, 2000, the Company has total deferred tax assets of approximately $1,256,136 due to operating loss carryforwards. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $1,256,136. Thus, no tax assets have been recorded in the financial statements as of December 31, 2000.

                         CENTURY MILESTONE S&T CO., LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

(1)      Summary of Accounting Policies, Continued

         (d)      Basis of Presentation - Going Concern

                  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubts about its ability to continue as a going concern.

                  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

                  Management is in the process of attempting to raise additional capital. Management believes that its ability to raise additional capital provides an opportunity for the Company to continue as a going concern.

(2)      Common Stock Issued

         During the year ended September 30, 1999, the Company issued 78,996,000 pre-split shares of its common stock in an attempt to complete a business combination. The business combination was not completed, and the shares were not returned to the Company. The shares issued were recorded as an expense in the amount of $1,974,000.

         During the year ended September 30, 2000, the Company issued 20,000,000 shares of its common stock in an attempt to complete a business combination. This transaction was rescinded and the 20,000,000 shares were canceled, however, the shares have not been returned to the Company's transfer agent as of this date. Also during the year ended September 30, 2000, the Company issued 2,750,000 shares of its common stock for services valued at $3,437,500.

         During the three months ended December 31, 2000, the Company issued 50,000 shares of its common stock for services valued at $40,500.

Stock Split

         Effective July 21, 2000, the Company effected a one for ten reverse stock split. All references to stock outstanding have been retroactively adjusted as if the split had taken place on the earliest date shown.

                         CENTURY MILESTONE S&T CO., LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

Stock Options

         Effective August 15, 2000, the Company granted 500,000 stock options to an entity at $1.25 per share, exercisable on a pro rata basis over 48 months, expiring December 31, 2006. These options were exercised February 16, 2001.

         Also effective August 15, 2000, the Company granted 250,000 options to its attorney at $1.25 per share, exercisable on a pro rata basis over 48 months, expiring December 31, 2006.

         Effective December 1, 2000, the Company granted 50,000 options to a consultant at $.90 per share, expiring December 31, 2002.

Stock Plan

         On August 15, 2000, the stockholders of the Company approved a plan of stock-based compensation incentives for selected eligible participants who are the staff and consultants of the Company. The total number of shares of common stock reserved for issuance by the Company either directly as stock awards or underlying options granted under this Plan are not to be more than 3,500,000. Under the terms of the Plan, options can be issued to purchase shares of the Company's common stock. The Board of Directors has authority to determine the terms and conditions of each option granted to eligible participants. During the year ended September 30, 2000, the Company approved issuance of 2,000,000 shares under this plan as compensation for services in the amount of $2,500,000.

         The Company will account for the options issued to employees using the intrinsic value method of accounting prescribed by the Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees". The Company will also provide the proforma disclosures required by SFAS No. 123, "Accounting for Stock Based Compensation".

Accounts Payable

         At September 30, 1999, the Company had accounts payable totaling $146,858 payable to its prior attorney. During the year ended September 30, 2000, an agreement was entered into between the Company and the prior attorney whereby the Company paid $22,747 to the attorney as payment in full. The difference of $124,111 was waived during the year ended September 30, 2000 and recorded as $124,111 benefit from a discounted payable.

                         CENTURY MILESTONE S&T CO., LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

Agreements

         Effective December 1, 2000, the Company entered into an agreement with an individual, whereby the individual would provide consulting services in exchange for 50,000 shares of the Company's common stock. These shares were issued during the three months ended December 31, 2000. In addition, the Company granted to the consultant an option to acquire up to 50,000 shares of the Company's common stock, exercisable at $.90 per share, expiring December 31, 2002. At December 31, 2000, these options were not exercised.

(8)      Related Party Transaction

         The Company uses the office of a shareholder at no cost. The Company expects this arrangement to continue until the Company commences planned operations.

Business Combinations

         Effective January 20, 1999, the Company agreed to issue 7,899,600 shares of its common stock in exchange for shares of another entity. The 7,899,600 shares were issued, however, the business combination was never completed and the Company did not receive shares for the other entity, nor were the 7,899,600 shares of its common stock returned. An expense in the amount of $1,974,900 was recorded for these shares not returned.

         Effective August 5, 2000, the Company agreed to issue 20,000,000 shares of its common stock in exchange for shares of another entity. The 20,000,000 shares were issued, however, the business combination was rescinded effective April 25, 2001. The 20,000,000 shares have been agreed to be canceled and returned to treasury, but have not yet been returned.

(10)     Litigation

         On July 28, 1999, the Company initiated litigation to seek declaratory relief against an entity with which it had attempted to complete a business combination and certain individuals. The individuals had been representing themselves as officers, directors and/or legal counsel of the Company and had received 7,899,600 shares of the Company's common stock in an attempt to complete a business combination. The Company was successful in removing the individuals as officers, directors and/or legal counsel of the company, but failed to get the common stock returned. Pursuant to a settlement agreement dated April 18, 2000, all parties released each other from all claims relating to the lawsuit.

                         CENTURY MILESTONE S&T CO., LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

(11)     Subsequent Event

         Effective January 26, 2001, the Company granted 400,000 stock options to an employee at $.50 per share, exercisable for one year. The options were exercised immediately, but the Company has not yet received payment.

         On February 26, 2001, 500,000 options were exercised at $.50 per share for a total of $625,000. The Company has not yet received payment of the $625,000.

                         CENTURY MILESTONE S&T CO., LTD.
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

As of the date of filing this report, and following consummation of the April 25, 2001 Rescission Agreement, Michael Harrop is the sole director of the Company. Mr. Harrop is 55 years old and has been a director of the Company since 1992.

The Company's directors are elected at the annual meeting of stockholders, or via an appropriate shareholder consent, and hold office until their successors are elected and qualified. The Company's officers are appointed annually by the Board of Directors and serve at the pleasure of the Board.

MICHAEL HARROP has been a director of the Company since 1992 and served as an executive officer from June 30, 1994 until June 25, 1999. He became the sole executive officer of the Company February 24, 2000 until the acquisition of CMST in April of 2000. Mr. Harrop is President of Harrop, Lees, Brown & Co. in Geneva Switzerland and for the past five years has been involved in venture capital activities. He is also a director of Forlink Software Corporation, Inc. and VIPC Communications, Inc. Mr. Harrop was educated at Cambridge University and has a degree in philosophy.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth information about compensation paid to, or accrued for the benefit of the Company's officers and directors during the years ended December 31, 2000, 1999 and 1998. None of the Company's directors or executive officers earned more than $100,000 during the years ended December 31, 2000, 1999 and 1998.

                           Summary Compensation Table


                                                                        Annual Compensation
                                                           ----------------------------------------------
                                                                                             (e)
                  (a)                          (b)              (c)          (d)         Other Annual
               Name And                     Year Ended        Salary        Bonus        Compensation
          Principal Position               December 31          ($)          ($)             ($)
---------------------------------------- ----------------- -------------- ----------- -------------------

Michael Harrop, Director                       2000             $0            $0              $0
                                               1999             $0            $0              $0
                                               1998             $0            $0              $0






                                                    Long Term Compensation
                                            --------------------------------------
                                                     Awards         Payouts
                                            --------------------------------------
                                 (b)           (f)            (g)           (h)              (i)
                                Year        Restricted                                    All Other
       (a)                      Ended         Stock           Shares        LTIP         Compensation
     Name And                 December       Award(s)       Underlying     Payouts            ($)
Principal Position               31            ($)           Options         ($)
------------------            ---------     ----------      ----------     -------       -------------

Michael Harrop, Director        2000           $0             $0              $0              $0
                                1999           $0             $0              $0              $0
                                1998           $0             $0              $0              $0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of May 22, 2001 the stock ownership of each person known to the Company to be the beneficial owner of five percent (5%) or more of the Company's Common Stock, each executive officer and director individually and all executive and directors of the Company as a group.


                                                                         Percent Owned
       Name and Address of                   Amount and Nature of         Beneficially and
        Beneficial Owner                   Beneficial Ownership            of Record
               (3)                                (1)(4)                      (2)
  ------------------------------------- --------------------------- -------------------------

     Michael Harrop(5)
     94 Rue de Lausanne, CH1202
     Geneva, Switzerland                         3,405,897                   24.87%

     Feng Jiming
     #803 Jinyu Plaza #100 West
     Sanhuan  N. Rd. Haidian Dst.
     Beijing, China 100037                       2,000,000                   14.60%

     Cocal, Inc.
     McNamara Chambers
     116 Main Street, Roadtown
     Tortola, B.V.I.                              700,000                    5.11%

     Brookabbey Investments Ltd.
     3940 Upper Mount Street
     Dublin, Ireland                              700,000                    5.11%


     Mausica Inc.
     808 Nelson Street, Suite 2103
     Vancouver, BC Canada                         700,000                    5.11%


     All officers and directors of
     the Company as a group (one
     person)                                     3,405,897                  24.87%


-----------------------

         (1) Unless otherwise indicated, all shares are directly owned and investing power is held by the persons named in the table.

         (2) Based upon 13,690,210 shares of Common Stock outstanding as of May 22, 2001.

         (3) The individual named in the table is an officer and director of the Company.

         (4) All of the shares of Common Stock held by officers, directors and principal shareholders listed above are "restricted securities" and, as such, are subject to limitations on resale. The shares may be sold pursuant to Rule 144 of the Securities Act of 1933, as amended, under certain circumstances.

         (5) Includes shares owned by Harrop & Cie SA and Harrop, Lees, Brown & Co., entities controlled by Mr. Harrop, and shares owned by Mr. Harrop's family.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On April 26, 2000, the Company executed a Preliminary Plan of Reorganization (the "Reorganization Agreement") with Beijing Century Milestone S&T Co., Ltd. ("CMST") and certain stockholders of CMST, who were issued an aggregate of 20,000,000 shares of the Company's common stock. Three of the CMST shareholders became officers and directors of the Company. Due to the inability of the parties to the Reorganization Agreement to obtain necessary consents and/or approvals from the Peoples Republic China to transfer shares of common stock of CMST to the Corporation as required by the Reorganization Agreement, the parties executed a Rescission Agreement dated April 25, 2001 which terminated, unwound and rescinded the Reorganization Agreement. In connection with the Rescission Agreement, 20,000,000 shares of the Company's common stock issued to five shareholders of CMST were cancelled and returned to the Company's treasury and the CMST shareholders who became officers and directors of the Company resigned their respective positions.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Exhibit
Number            Description

2.1 Preliminary Plan of Reorganization between the Company and Beijing Century Milestone S&T Co., ,Ltd. dated March 6, 2000. (Incorporated by reference to Exhibit 2.1 of the Company's current report on Form 8-K dated April 26, 2000 and filed May 5, 2000.)

2.2 Rescission Agreement between the Company, Beijing Century Milestone S&T Co., Ltd. ("CMST"), certain shareholders of CMST and Harrop, Lees, Brown & Co. dated April 25, 2001 (Filed Herewith).

3.1 Articles of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-QSB for the quarter March 31, 2000.)

3.2 Bylaws, as amended and currently in effect, dated May 11, 2000. (Incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-QSB for the quarter March 31, 2000.)

3.3 Articles of Incorporation, as amended on July 21, 2000, and currently in effect. (Incorporated by reference to Exhibit 3.3 of the Company's current report on Form 8-K dated July 20, 2000.)

4.1 The Company's Articles of Incorporation, as amended and currently in effect, which define the rights of holders of the equity securities being registered. (Incorporated by reference to Exhibit 3.3 of the Company's Current Report on Form 8-K dated July 20, 2000.)

4.2 The Company's Bylaws, as amended and currently in effect, which define the rights of holders of the equity securities being registered. (Incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2000.)

10.1 Century Milestone S&T Co., Ltd. Stock Plan dated August 15, 2000. (Incorporated by reference to Exhibit 10.1 of the Company's registration statement on Form S-8 (file no. 333-45866) filed September 15, 2000.)

(b)  Reports on Form 8-K

         The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               CENTURY MILESTONE S&T CO., LTD.
Dated:  May 24, 2001.
                                           By: /s/ Michael Harrop
                                               ---------------------------------
                                               Director, President and Chief
                                               Financial and Accounting Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

2.1      Preliminary Plan of Reorganization between the Company and Beijing
         Century Milestone S&T Co., ,Ltd. dated March 6, 2000. (Incorporated by reference to Exhibit 2.1 of the Company's current report on Form 8-K dated April 26, 2000 and filed May 5, 2000.)

2.2      Rescission Agreement between the Company, Beijing Century Milestone S&T
         Co., Ltd. ("CMST"), certain shareholders of CMST and Harrop, Lees,
         Brown & Co. dated April 25, 2001 (Filed Herewith).

3.1 Articles of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-QSB for the quarter March 31, 2000.)

3.2      Bylaws, as amended and currently in effect, dated May 11, 2000.
         (Incorporated by reference to Exhibit 3.2 of the Company's Quarterly
         Report on Form 10-QSB for the quarter March 31, 2000.)

3.3 Articles of Incorporation, as amended on July 21, 2000, and currently in effect. (Incorporated by reference to Exhibit 3.3 of the Company's current report on Form 8-K dated July 20, 2000.)

4.1 The Company's Articles of Incorporation, as amended and currently in effect, which define the rights of holders of the equity securities being registered. (Incorporated by reference to Exhibit 3.3 of the Company's Current Report on Form 8-K dated July 20, 2000.)

4.2 The Company's Bylaws, as amended and currently in effect, which define the rights of holders of the equity securities being registered.
         (Incorporated by reference to Exhibit 3.2 of the Company's Quarterly
         Report on Form 10-QSB for the period ended March 31, 2000.)

10.1     Century Milestone S&T Co., Ltd. Stock Plan dated August 15, 2000.
         (Incorporated by reference to Exhibit 10.1 of the Company's registration statement on Form S-8 (file no. 333-45866) filed September
         15, 2000.)