Form 10QSB
period 2001-03-31
CENTURY MILESTONE S&T CO LTD
filed 2001-05-25
CIK 799070

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549



                               FORM 10-QSB



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


                       COMMISSION FILE NUMBER: 33-7945 D


                          CENTURY MILESTONE S&T CO., LTD.
        ----------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


          COLORADO                                     84-1032191
-------------------------------             ---------------------------------
(STATE OF OTHER JURISDICTION OF             (IRS EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)


               94 RUE DE LAUSANNE, CH 1202, GENEVA, SWITZERLAND
          ----------------------------------------------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)


                              011-41-22-9000000
                        --------------------------
                        (ISSUER'S TELEPHONE NUMBER)





CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                           YES [X]        NO [ ]


AS OF MAY 23, 2001, THE REGISTRANT HAD 13,690,210 SHARES OF COMMON STOCK, $.0001 PAR VALUE PER SHARE, OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [ ]   NO [X]

                                      INDEX

                                                              Page
                                                             Number
                                                             ------
Part I.       Financial Information

         Item I.  Financial Statements

                  Review Report of Independent Certified
                    Public Accountant                          2

                  Balance Sheets as of March 31, 2001
                    and December 31, 2000                      3

                  Statements of Operations, Three Months
                    Ended March 31, 2001 and 2000              4

                  Statements of Cash Flows, Three Months
                    Ended March 31, 2001 and 2000              5

                  Notes to Financial Statements                6

         Item 2.  Management's Discussion and Analysis of
                    Financial Conditions and Results of
                    Operations                                 7

Part II.      Other Information                                8

            REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



The Board of Directors
Century Milestone S&T Co., Ltd.
Geneva, Switzerland

We have reviewed the accompanying balance sheet of Century Milestone S&T Co., Ltd. as of March 31, 2001, and the related statements of operations and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Century Milestone S&T Co., Ltd.

A review of interim financial statements consists principally of inquiries of Company personnel responsible for financial matters and analytical procedures applied to financial data. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

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



                                      Schumacher & Associates, Inc.
                                      Certified Public Accountants
                                      2525 Fifteenth Street, Suite 3H
                                      Denver, Colorado 80211
May 25, 2001

                         CENTURY MILESTONE S&T CO., LTD.

                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31       December 31
                                                 2001            2000
                                              -----------     -----------
Current Assets
  Total Current Assets                                  -               -
                                              -----------      ----------
  Total Assets                                $         -      $        -
                                              ===========      ==========



                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable                               1,200             603
                                              -----------      ----------
  Total Current Liabilities                         1,200             603
                                              -----------      ----------

Stockholders' (Deficit):
Preferred Stock, $.001 par value,
     10,000,000 shares authorized
     none issued and outstanding                        -               -
 Common Stock, $.0001 par value,
     100,000,000 shares authorized
     13,690,210 shares issued and
     outstanding                                    1,369           1,279
Additional paid-in capital                      7,103,707       6,278,797
Subscriptions receivable                         (825,000)              -
Accumulated (deficit)                          (6,281,276)     (6,280,679)
                                              -----------      ----------
Total Stockholders' (Deficit)                      (1,200)           (603)
                                              -----------      ----------

Total Liabilities and Stockholders' (Deficit) $         -      $        -
                                              ===========      ==========



    The accompanying notes are an integral part of the financial statements.

                         CENTURY MILESTONE S&T CO., LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended
                                             ----------------------------------
                                             March 31, 2001      March 31, 2000
                                             --------------      --------------
Revenues                                      $          -        $         -
                                              ------------        -----------

Operating Expenses:
     Stock issued for services and other                 -          1,974,900
     Other                                             597                  -
                                              ------------        -----------
       Total Operating Expenses                        597          1,974,900

Net Operating (Loss)                                  (597)        (1,974,900)

Other Income (Expense):
     Benefit of discounted payable                       -            124,111
                                              ------------        -----------

Net (Loss)                                    $       (597)       $(1,850,789)
                                              ------------        -----------

Per Share                                     $        nil        $      (.24)
                                              ============        ===========

Weighted Average Number of Shares Outstanding   13,475,657          7,609,509
                                              ============        ===========





















    The accompanying notes are an integral part of the financial statements.

                         CENTURY MILESTONE S&T CO., LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Three Months Ended
                                           ---------------------------------
                                           March 31, 2001     March 31, 2000
                                           --------------     --------------
Cash Flows from Operating Activities:
  Net (loss)                                $       (597)      $ (1,850,789)
  Adjustment to reconcile net (loss)
   to net cash provided by operating
   activities:
     Stock issued for services and other               -          1,974,900
     Increase (decrease) in accounts
      payable                                        597           (124,111)
                                            ------------       ------------

  Net Cash Provided by Operating Activities            -                 -
                                            ------------       ------------


Cash Flows from Investing Activities                   -                  -
                                            ------------       ------------

Cash Flows from Financing Activities                   -                  -
                                            ------------       ------------

Increase in Cash                                       -                  -

Cash, Beginning of Period                              -                  -
                                            ------------       ------------
Cash, End of Period                         $          -       $          -
                                            ============       ============
Interest Paid                               $          -       $          -
                                            ============       ============
Income Taxes Paid                           $          -       $          -
                                            ============       ============








    The accompanying notes are an integral part of the financial statements.

                         CENTURY MILESTONE S&T CO., LTD.

                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2001 (Unaudited)


(1)   Condensed Financial Statements

The financial statements included herein have been prepared by Century Milestone S&T Co., Ltd. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Century Milestone S&T Co., Ltd. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2000 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Century Milestone S&T Co., Ltd. later in the year.

The management of Century Milestone S&T Co., Ltd. believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

(2)  Basis of Presentation - Going Concern

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

                                     ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Century Milestone S&T Co., Ltd. (the "Company") was organized as a Colorado corporation on May 23, 1986, in order to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition. The Company is not limited to any operation or geographic area in seeking out opportunities.

The Company generated no revenues during the quarter ended March 31, 2001, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's has a capital deficiency. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At March 31, 2001, the Company had no material commitments for capital expenditures.

To date, the Company has not developed any products or provided services, but has recently entered into Memorandums of Understanding with three North American armored transport and ATM service companies. Management believes that the armored transport and ATM service industry offer an excellent opportunity for consolidation.

The Company plans to begin a consolidation of the North American armored transport and ATM service industry. The armored transport and ATM service industry in North America is a highly fractured "Mom and Pop" industry. Two national firms, Loomis Fargo and Brinks Armored, dominate the industry.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:  Exhibit Number and Brief Description.
                             -------------------------------------

2.1 Preliminary Plan of Reorganization between the Company and Beijing Century Milestone S&T Co., ,Ltd. dated March 6, 2000. (Incorporated by reference to Exhibit 2.1 of the Company's current report on Form 8-K dated April 26, 2000 and filed May 5, 2000.)

2.2 Rescission Agreement between the Company, Beijing Century Milestone S&T Co., Ltd. ("CMST"), certain shareholders of CMST and Harrop, Lees, Brown & Co. dated April 25, 2001 (Incorporated by reference to
         Exhibit 2.2 of the Company's Annual Report on Form 10-KSB dated May 25, 2001 and filed May 25, 2001).

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

(b)      Reports on Form 8-K.

         On May 22, 2001, the Company filed a current report on Form 8-K to report that the Company replaced BDO International with Schumacher & Associates, Inc. to serve as the Company's new principal independent accountants.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      CENTURY MILESTONE S&T CO., LTD.



Date: May 25, 2001                    By: /s/ Michael Harrop
                                         --------------------------
                                         Director, President and Chief Financial
                                         and Accounting Officer