Form 10QSB
period 2001-06-30
CENTURY MILESTONE S&T CO LTD
filed 2001-08-22
CIK 799070

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                               FORM 10-QSB



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended June 30, 2001


                       Commission File Number: 33-7945 D


                        Century Milestone S&T Co., Ltd.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Colorado                                        84-1032191
----------------------------                   ---------------------------------
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

                            Yes  X             No
                                ---               ---

As of August 21, 2001, the Registrant had 15,440,210 shares of common stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                                ---     ---

                                      INDEX



PART I.      FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

                           Review Report of Independent Certified
                             Public Accountant                              F-1

                           Balance Sheets as of June 30, 2001
                             and December 31, 2000                          F-2

                           Statements of Operations, Three Months
                             Ended June 30, 2001 and 2000                   F-3

                           Statements of Operations, Six Months
                             Ended June 30, 2001 and 2000                   F-4

                           Statement of Changes in Stockholders'
                             Equity (Deficit)                               F-5

                           Statements of Cash Flows, Six Months
                             Ended June 30, 2001 and 2000                   F-7

                           Notes to Financial Statements                    F-8

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION.                                    2

PART II.     OTHER INFORMATION.                                             3


SIGNATURES                                                                  4

            REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



The Board of Directors
Century Milestone S&T Co., Ltd.
Geneva, Switzerland

We have reviewed the accompanying balance sheet of Century Milestone S&T Co., Ltd. as of June 30, 2001, and the related statements of operations and cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Century Milestone S&T Co., Ltd.

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



Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211

August 20, 2001

                      CENTURY MILESTONE S&T CO., LTD.

                              BALANCE SHEETS
                               (UNAUDITED)

                                 ASSETS

                                                        June 30           December 31
                                                         2001                 2000
                                                    ---------------      ---------------

Current Assets
  Total Current Assets                                           --                   --

Technology license, net of
 valuation allowance of $200,000                                 --                   --
                                                    ---------------      ---------------
  Total Assets                                      $            --      $            --
                                                    ===============      ===============



                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable                                         9,060                  603
     Accounts payable, related party                         37,311                   --
                                                    ---------------      ---------------
  Total Current Liabilities                                  46,371                  603
                                                    ---------------      ---------------

Stockholders' (Deficit):
Preferred Stock, $.001 par value,
     10,000,000 shares authorized
     none issued and outstanding                                 --                   --
Common Stock, $.0001 par value,
     100,000,000 shares authorized
     16,440,210 shares issued and
     outstanding                                              1,644                1,279
Stock Options, exercisable at $.35
     per share, 500,000 outstanding                          10,000                   --
Additional paid-in capital                                7,140,932            6,278,797
Accumulated (deficit)                                    (7,198,947)          (6,280,679)
                                                    ---------------      ---------------
Total Stockholders' (Deficit)                               (46,371)                (603)
                                                    ---------------      ---------------

Total Liabilities and Stockholders' (Deficit)       $            --      $            --
                                                    ===============      ===============


The accompanying notes are an integral part of the financial statements.

                       CENTURY MILESTONE S&T CO., LTD.

                           STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                             Three Months Ended
                                                     June 30, 2001        June 30, 2000



Revenues                                            $            --      $            --
                                                    ---------------      ---------------

Operating Expenses:
     Stock issued for services and other                    262,500            1,974,900
     Stock options issued for services                       10,000                   --
     Accounting and audit                                    13,184                   --
     Professional fees                                        5,224                   --
     Other                                                    1,181                   --
                                                    ---------------      ---------------
       Total Operating Expenses                             292,089            1,974,900

Net Operating (Loss)                                       (292,089)          (1,974,900)

Other Income (Expense):
     Benefit of discounted payable                               --              124,111
     Bad debt from investment                              (400,000)                  --
     Valuation allowance for technology license            (200,000)                  --
                                                    ---------------      ---------------

Net (Loss)                                          $      (892,089)     $    (1,850,789)
                                                    ---------------      ---------------

Per Share                                           $          (.06)     $          (.24)
                                                    ===============      ===============

Weighted Average Number of Shares Outstanding            15,223,543            7,609,509
                                                    ===============      ===============






The accompanying notes are an integral part of the financial statements.

                       CENTURY MILESTONE S&T CO., LTD.

                           STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                              Six Months Ended
                                                     June 30, 2001        June 30, 2000



Revenues                                            $            --      $            --
                                                    ---------------      ---------------

Operating Expenses:
     Stock issued for services and other                    262,500            1,974,900
     Stock options issued for services                       10,000                   --
        Accounting and audit                                 13,184                   --
     Professional fees                                        5,224                   --
     Other                                                    1,778                   --
                                                    ---------------      ---------------
       Total Operating Expenses                             292,686            1,974,900

Net Operating (Loss)                                       (292,686)          (1,974,900)

Other Income (Expense):
     Benefit of discounted payable                               --              124,111
     Bad debt from investment                              (400,000)                  --
     Valuation allowance for technology license            (200,000)                  --
                                                    ---------------      ---------------

Net (Loss)                                          $      (892,686)     $    (1,850,789)
                                                    ---------------      ---------------

Per Share                                           $          (.06)     $          (.24)
                                                    ===============      ===============

Weighted Average Number of Shares Outstanding            14,349,600            7,609,509
                                                    ===============      ===============





The accompanying notes are an integral part of the financial statements.

                         CENTURY MILESTONE S&T CO., LTD.
                          (A DEVELOPMENT STAGE COMPANY)

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                   FOR THE PERIOD FROM OCTOBER 1, 1996 THROUGH
                                  JUNE 30, 2001
                                   (UNAUDITED)




                                                                                                   Additional
                                        Preferred       Stock          Common         Stock         Paid-in
                                       No./Shares       Amount       No./Shares       Amount        Capital
                                      ------------   ------------   ------------   ------------   ------------


Balance at September 30, 1996                   --   $         --      2,050,410   $        205   $    799,184

Common stock issued for services
                                                --             --         40,200              4             36
Net (loss) for year ended September
30, 1997                                        --             --             --             --             --
                                      ------------   ------------   ------------   ------------   ------------

Balance at September 30, 1997                   --             --      2,090,610            209        799,220

Net (loss) for year ended September
30, 1998                                        --             --             --             --             --
                                      ------------   ------------   ------------   ------------   ------------

Balance at September 30, 1998                   --             --      2,090,610            209        799,220

Common stock issued for business
combination not consummated                     --             --      7,899,600            790      1,974,110

Net (loss) for year ended September
30, 1999                                        --             --             --             --             --
                                      ------------   ------------   ------------   ------------   ------------

Balance at September 30, 1999                   --             --      9,990,210            999      2,773,330

Common stock issued for services                --             --      2,750,000            275      3,437,225

Additional paid-in capital                      --             --             --             --         27,747

Net (loss) for year ended September
30, 2000                                        --             --             --             --             --
                                      ------------   ------------   ------------   ------------   ------------

Balance at September 30, 2000                   --             --     12,740,210          1,274      6,238,302

Common stock issued for services                --             --         50,000              5         40,495




                                          Stock          Stock
                                         Options        Options      Accumulated
                                        No./Shares       Amount        (Deficit)        Total
                                       ------------   ------------   ------------    ------------


Balance at September 30, 1996                    --             --   $   (799,389)   $         --

Common stock issued for services
                                                 --             --             --              40
Net (loss) for year ended September
30, 1997                                         --             --        (78,540)        (78,540)
                                       ------------   ------------   ------------    ------------

Balance at September 30, 1997                    --             --       (877,929)        (78,500)

Net (loss) for year ended September
30, 1998                                         --             --        (50,000)        (50,000)
                                       ------------   ------------   ------------    ------------

Balance at September 30, 1998                    --             --       (927,929)       (128,500)

Common stock issued for business
combination not consummated                      --             --             --       1,974,900

Net (loss) for year ended September
30, 1999                                         --             --     (1,993,258)     (1,993,258)
                                       ------------   ------------   ------------    ------------

Balance at September 30, 1999                    --             --     (2,921,187)       (146,858)

Common stock issued for services                 --             --             --       3,437,500

Additional paid-in capital                       --             --             --          27,747

Net (loss) for year ended September
30, 2000                                         --             --     (3,318,389)     (3,318,389)
                                       ------------   ------------   ------------    ------------

Balance at September 30, 2000                    --             --     (6,239,576)             --

Common stock issued for services                 --             --             --          40,500




    The accompanying notes are an integral part of the financial statements.

                         CENTURY MILESTONE S&T CO., LTD.
                          (A DEVELOPMENT STAGE COMPANY)

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                   FOR THE PERIOD FROM OCTOBER 1, 1996 THROUGH
                                  JUNE 30, 2001
                                   (UNAUDITED)


Net (loss) for three months ended
December 31, 2000                                   --             --             --             --             --
                                          ------------   ------------   ------------   ------------   ------------

Balance at December 31, 2000                        --             --     12,790,210          1,279      6,278,797

Prior Period Adjustment                             --             --             --             --             --
                                          ------------   ------------   ------------   ------------   ------------

Stockholders' (Deficit) as restated
                                                    --             --     12,790,210          1,279      6,278,797

Issuance of stock for business bad debt
                                                    --             --        900,000             90        399,910

Issuance of stock for technology
license                                             --             --      2,000,000            200        199,800

Issuance of stock for services                      --             --        750,000             75        262,425

Issuance of stock options for services
                                                    --             --             --             --             --

Net (loss) for the six months ended
June 30, 2001                                       --             --             --             --             --
                                          ------------   ------------   ------------   ------------   ------------

Balance at June 30, 2001 (Unaudited)                --   $         --     16,440,210   $      1,644   $  7,140,932
                                          ============   ============   ============   ============   ============




Net (loss) for three months ended
December 31, 2000                                    --             --         (41,103)        (41,103)
                                           ------------   ------------    ------------    ------------

Balance at December 31, 2000                         --             --      (6,280,679)           (603)

Prior Period Adjustment                              --             --         (25,582)        (25,582)
                                           ------------   ------------    ------------    ------------

Stockholders' (Deficit) as restated
                                                     --             --      (6,306,261)        (26,185)

Issuance of stock for business bad debt
                                                     --             --              --         400,000

Issuance of stock for technology
license                                              --             --              --         200,000

Issuance of stock for services                       --             --              --         262,500

Issuance of stock options for services
                                                500,000         10,000              --          10,000

Net (loss) for the six months ended
June 30, 2001                                        --             --        (892,686)       (892,686)
                                           ------------   ------------    ------------    ------------

Balance at June 30, 2001 (Unaudited)            500,000   $     10,000    $ (7,198,947)   $    (46,371)
                                           ============   ============    ============    ============




The accompanying notes are an integral part of the financial statements.

                         CENTURY MILESTONE S&T CO., LTD.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Six Months Ended
                                                 June 30, 2001        June 30, 2000

Cash Flows from Operating Activities:
  Net (loss)                                    $      (892,686)     $    (1,850,789)
  Adjustment to reconcile net (loss)
   to net cash provided by operating
   activities:
     Stock issued for services                          262,500                   --
     Stock options issued for services                   10,000                   --
     Business bad debt                                  400,000                   --
     Write off technology license                       200,000                   --
     Stock issued for services and other                     --            1,974,900
     Increase (decrease) in accounts
      payable                                             8,457             (124,111)
     Increase in accounts payable, related
      party                                              11,729
                                                ---------------      ---------------

  Net Cash Provided by Operating Activities                  --                   --
                                                ---------------      ---------------

Cash Flows from Investing Activities                         --                   --
                                                ---------------      ---------------

Cash Flows from Financing Activities                         --                   --
                                                ---------------      ---------------
Increase in Cash                                             --                   --

Cash, Beginning of Period                                    --                   --
                                                ---------------      ---------------
Cash, End of Period                             $            --      $            --
                                                ===============      ===============
Interest Paid                                   $            --      $            --
                                                ===============      ===============
Income Taxes Paid                               $            --      $            --
                                                ===============      ===============

Note: Accounts payable, related parties increased an additional $25,582 from prior period expenses paid by a related party on behalf of the Company.




The accompanying notes are an integral part of the financial statements.

                         CENTURY MILESTONE S&T CO., LTD.

                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2001 (UNAUDITED)


(1)      Condensed Financial Statements

The financial statements included herein have been prepared by Century Milestone S&T Co., Ltd. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Century Milestone S&T Co., Ltd. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2000 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by Century Milestone S&T Co., Ltd. later in the year.

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

                         CENTURY MILESTONE S&T CO., LTD.

                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2001 (UNAUDITED)

(3)      Common Stock

During the six months ended June 30, 2001, 400,000 options were exercised by an individual at $.50 per share. The individual paid the $200,000 to a Beijing entity which was attempting to complete a business combination with the Company. Also during the six months ended June 30, 2001, 500,000 options were exercised by an entity at $.40 per share. This entity also paid the $200,000 to the Beijing entity which was attempting to complete a business combination with the Company. The business combination was rescinded, the Company forfeited the $400,000, and the $400,000 was recorded as a bad debt from investments.

Also during the six months ended June 30, 2001, the Company issued 2,000,000 shares to the Beijing entity in lieu of $200,000, in exchange for the use of a technology license. Management of the Company reviewed the intangible asset for impairment and provided a valuation allowance for the total $200,000.

Also during the six months ended June 30, 2001, the Company issued 750,000 shares pursuant to the Company's stock plan, to two entities in exchange for services valued at $.35 per share. The Company also granted 500,000 options to one of these entities, exercisable at $.35, expiring June 6, 2006.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION.


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

The Company generated no revenues during the quarter ended June 30, 2001. The Company has no operations and no assets. Management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan. The Company has a capital deficiency. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions. At June 30, 2001, the Company had no material commitments for capital expenditures.

The Company has entered into memorandums of understanding with three North American armored transport and ATM service companies. No definitive agreements have been reached with the armored service companies. Management believes that the armored transport and ATM service industry offer an excellent opportunity for consolidation.

The Company's cash requirements during the next twelve month will relate to maintaining its status as a corporate entity, complying with the periodic reporting requirements of the U.S. Securities and Exchange Commission, and evaluating and reviewing possible business ventures and opportunities.

THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL BE ABLE TO CONTINUE AS A GOING CONCERN, OR ACHIEVE MATERIAL REVENUES AND PROFITABLE OPERATIONS. THE COMPANY REQUIRES FINANCING, AND NO ASSURANCES CAN BE GIVEN THAT FINANCING WILL BE AVAILABLE TO THE COMPANY IN THE AMOUNTS REQUIRED, OR THAT, IF AVAILABLE, WILL BE ON TERMS SATISFACTORY TO THE COMPANY.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - None.

ITEM 2.  CHANGES IN SECURITIES.

         On May 3, 2001, the Company's Board of Directors authorized the issuance of 2,000,000 shares of the Company's restricted common stock to one person in exchange for a transferable, exclusive license to certain data compression technology. The Company believes that this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

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

(b)      REPORTS ON FORM 8-K

         On May 22, 2001, the Company filed a current report on Form 8-K to report that the Company's certifying accountant, BDO International resigned as of January 16, 2001, and that the Company engaged Schumacher & Associates, Inc. as the Company's independent accountant effective April 23, 2001.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CENTURY MILESTONE S&T CO., LTD.



Date: August 21, 2001              By: /s/ Michael Harrop
                                       ----------------------------------------
                                       Michael Harrop, Director, President and
                                       Chief Financial Officer