Form 10QSB
period 2001-09-30
CENTURY MILESTONE S&T CO LTD
filed 2001-11-19
CIK 799070

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


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


AS OF NOVEMBER 19, 2001, THE REGISTRANT HAD 15,490,210 SHARES OF COMMON STOCK, $.0001 PAR VALUE PER SHARE, OUTSTANDING.

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

     Item I.   Financial Statements

               Review Report of Independent Certified
                 Public Accountant                                F-1

               Balance Sheets as of September 30, 2001
                 and December 31, 2000                            F-2

               Statements of Operations, Three Months
                 Ended September 30, 2001 and 2000                F-3

               Statements of Operations, Nine Months
                 Ended September 30, 2001 and 2000                F-4

               Statement of Changes in Stockholders'
                 (Deficit)                                        F-5

               Statements of Cash Flows, Nine Months
                 Ended September 30, 2001 and 2000                F-7

               Notes to Financial Statements                      F-8

     Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                       2

Part II.  Other Information

REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



The Board of Directors
Century Milestone S&T Co., Ltd.
Geneva, Switzerland

We have reviewed the accompanying balance sheet of Century Milestone S&T Co., Ltd. as of September 30, 2001, and the related statements of operations and cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Century Milestone S&T Co., Ltd.

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



Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211

November 9, 2001

                         CENTURY MILESTONE S&T CO.,LTD.
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                                    September 30        December 31
                                                                        2001               2000
                                                                    ------------        -----------
Current Assets
  Total Current Assets                                                       --                  --

Technology license, net of
 valuation allowance of $200,000                                             --                  --
                                                                    -----------         -----------
  Total Assets                                                      $        --         $        --
                                                                    ===========         ===========



                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable                                                    16,552                 603
     Accounts payable, related party                                      9,311                  --
                                                                    -----------         -----------
  Total Current Liabilities                                              25,863                 603
                                                                    -----------         -----------

Stockholders' (Deficit):
Preferred Stock, $.001 par value,
     10,000,000 shares authorized
     none issued and outstanding                                             --                  --
Common Stock, $.0001 par value,
     100,000,000 shares authorized
     15,690,210 shares issued and
     outstanding                                                          1,569               1,279
Stock Options, exercisable at $.35
     per share, 500,000 outstanding                                      10,000                  --
Additional paid-in capital                                            6,906,507           6,278,797
Accumulated (deficit)                                                (6,943,939)         (6,280,679)
                                                                    -----------         -----------
Total Stockholders' (Deficit)                                           (25,863)               (603)
                                                                    -----------         -----------

Total Liabilities and Stockholders' (Deficit)                       $        --         $        --
                                                                    ===========         ===========


The accompanying notes are an integral part of the financial statements.

                         CENTURY MILESTONE S&T CO., LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three Months Ended
                                                     ----------------------------------
                                                     September 30,        September 30,
                                                         2001                 2000
                                                     -------------        -------------
Revenues                                             $         --         $         --
                                                     ------------         ------------

Operating Expenses:
     Stock issued for services and other                 (262,500)           1,974,900
     Stock options issued for services                         --                   --
     Accounting and audit                                   4,534                   --
     Professional fees                                      2,830                   --
     Other                                                    725                   --
                                                     ------------         ------------
       Total Operating Expenses                          (254,411)           1,974,900

Net Operating (Loss)                                      254,411           (1,974,900)

Other Income (Expense):
     Benefit of discounted payable                             --              124,111
     Bad debt from investment                                  --                   --
     Write off technology license                              --                   --
                                                     ------------         ------------

Net (Loss)                                           $    254,411         $ (1,850,789)
                                                     ------------         ------------

Per Share                                            $        .02         $       (.24)
                                                     ============         ============

Weighted Average Number of Shares Outstanding          15,690,210            7,609,509
                                                     ============         ============






The accompanying notes are an integral part of the financial statements.

                         CENTURY MILESTONE S&T CO., LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Nine Months Ended
                                                     ----------------------------------
                                                     September 30,        September 30,
                                                         2001                 2000
                                                     -------------        -------------
Revenues                                             $         --         $         --
                                                     ------------         ------------

Operating Expenses:
     Stock issued for services and other                       --            1,974,900
     Stock options issued for services                     10,000                   --
     Accounting and audit                                  17,718                   --
     Professional fees                                      8,054                   --
     Other                                                  1,906                   --
                                                     ------------         ------------
       Total Operating Expenses                            37,678            1,974,900

Net Operating (Loss)                                      (37,678)          (1,974,900)

Other Income (Expense):
     Benefit of discounted payable                             --              124,111
     Bad debt from investment                            (400,000)                  --
     Valuation allowance for technology
      license                                            (200,000)                  --
                                                     ------------         ------------

Net (Loss)                                           $   (637,678)        $ (1,850,789)
                                                     ------------         ------------

Per Share                                            $       (.04)        $       (.24)
                                                     ============         ============

Weighted Average Number of Shares Outstanding          15,690,210            7,609,509
                                                     ============         ============





The accompanying notes are an integral part of the financial statements.

                         CENTURY MILESTONE S&T CO., LTD.
                          (A Development Stage Company)

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                   For the Period from October 1, 1996 through
                               September 30, 2001
                                   (Unaudited)


                                                                  Additional   Stock     Stock
                         Preferred  Stock   Common      Stock      Paid-in    Options   Options      Accumulated
                          No./Shs    Amt  No./Shares    Amount     Capital    No./Shs    Amount       (Deficit)       Total
                         ---------  ----- ----------  ----------  ----------  -------  -----------   -----------   -----------
Balance at September 30,
1996                         --     $ --   2,050,410  $      205  $  799,184       --           --   $  (799,389)  $        --


Common stock issued for
services                     --       --      40,200           4          36       --           --            --            40

Net (loss) for year ended
September 30, 1997           --       --          --          --          --       --           --       (78,540)      (78,540)
                           ----     ----  ----------  ----------  ----------  -------  -----------   -----------   -----------

Balance at September 30,
1997                         --       --   2,090,610         209     799,220       --           --      (877,929)      (78,500)

Net (loss) for year ended
September 30, 1998           --       --          --          --          --       --           --       (50,000)      (50,000)
                           ----     ----  ----------  ----------  ----------  -------  -----------   -----------   -----------

Balance at September 30,
1998                         --       --   2,090,610         209     799,220       --           --      (927,929)     (128,500)

Common stock issued for
business combination not
consummated                  --       --   7,899,600         790   1,974,110       --           --            --     1,974,900

Net (loss) for year ended
September 30, 1999           --       --          --          --          --       --           --    (1,993,258)   (1,993,258)
                           ----     ----  ----------  ----------  ----------  -------  -----------   -----------   -----------

Balance at September 30,
1999                         --       --   9,990,210         999   2,773,330       --           --    (2,921,187)     (146,858)

Common stock issued for
services                     --       --   2,750,000         275   3,437,225       --           --            --     3,437,500

Additional paid-in capital   --       --          --          --      27,747       --           --            --        27,747

Net (loss) for year ended
September 30, 2000           --       --          --          --          --       --           --    (3,318,389)   (3,318,389)
                           ----     ----  ----------  ----------  ----------  -------  -----------   -----------   -----------

Balance at September 30,
2000                         --       --  12,740,210       1,274   6,238,302       --           --    (6,239,576)           --

Common stock issued for
services                     --       --      50,000           5      40,495       --           --            --        40,500


                                                                  Additional   Stock     Stock
                         Preferred  Stock   Common      Stock      Paid-in    Options   Options      Accumulated
                          No./Shs    Amt  No./Shares    Amount     Capital    No./Shs    Amount       (Deficit)       Total
                         ---------  ----- ----------  ----------  ----------  -------  -----------   -----------   -----------
Net (loss) for three
months ended December 31,
2000                         --       --          --          --          --       --           --       (41,103)      (41,103)
                           ----     ----  ----------  ----------  ----------  -------  -----------   -----------   -----------

Balance at December 31,
2000                         --       --  12,790,210       1,279   6,278,797       --           --    (6,280,679)         (603)

Prior Period Adjustment      --       --          --          --          --       --           --       (25,582)      (25,582)
                           ----     ----  ----------  ----------  ----------  -------  -----------   -----------   -----------

Stockholders' (Deficit)
as restated                  --       --  12,790,210       1,279   6,278,797       --           --    (6,306,261)      (26,185)

Issuance of stock for
business bad debt            --       --     900,000          90     399,910       --           --            --       400,000

Issuance of stock for
technology license           --       --   2,000,000         200     199,800       --           --            --       200,000

Issuance of stock options
for services                 --       --          --          --          --  500,000       10,000            --        10,000

Additional paid in capital   --       --          --          --      28,000       --           --            --        28,000

Net (loss) for the nine
months ended September 30,
2001                         --       --          --          --          --       --           --      (637,678)     (637,678)
                           ----     ----  ----------  ----------  ----------  -------  -----------   -----------   -----------

Balance at September 30,
2001 (Unaudited)             --     $ --  15,690,210  $    1,569  $6,906,507  500,000  $    10,000   $(6,943,939)  $   (25,863)
                           ====     ====  ==========  ==========  ==========  =======  ===========   ===========   ===========





The accompanying notes are an integral part of the financial statements.

                         CENTURY MILESTONE S&T CO., LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Nine Months Ended
                                                 ---------------------------------
                                                 September 30,       September 30,
                                                     2001                2000
                                                 -------------       -------------
Cash Flows from Operating Activities:
  Net (loss)                                      $  (637,678)        $(1,850,789)
  Adjustment to reconcile net (loss)
    to net cash provided by operating
    activities:
      Stock issued for services                            --                  --
      Stock options issued for services                10,000                  --
      Business bad debt                               400,000                  --
      Valuation allowance for technology
        license                                       200,000                  --
      Stock issued for services and other                  --           1,974,900
      Increase (decrease) in accounts
        payable                                        15,949            (124,111)
      Increase in accounts payable, related
        party                                         (16,271)                 --
                                                  -----------         -----------

  Net Cash (Used in) Operating Activities             (28,000)                 --
                                                  -----------         -----------

Cash Flows from Investing Activities                       --                  --
                                                  -----------         -----------

Cash Flows from Financing Activities:
   Common stock issued in exchange for
     liabilities                                       28,000                  --
                                                  -----------         -----------
Net Cash Provided by Financing Activities              28,000                  --

Increase in Cash                                           --                  --

Cash, Beginning of Period                                  --                  --
                                                  -----------         -----------
Cash, End of Period                               $        --         $        --
                                                  ===========         ===========
Interest Paid                                     $        --         $        --
                                                  ===========         ===========
Income Taxes Paid                                 $        --         $        --
                                                  ===========         ===========


Note: Accounts payable, related parties increased an additional $25,582 from prior period expenses paid by a related party on behalf of the Company.

The accompanying notes are an integral part of the financial statements.

                         CENTURY MILESTONE S&T CO., LTD.

                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2001 (Unaudited)


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

                         CENTURY MILESTONE S&T CO., LTD.

                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2001 (Unaudited)

(3)  Common Stock

During the nine months ended September 30, 2001, 400,000 options were exercised by an individual at $.50 per share. The individual paid the $200,000 to a Beijing entity which was attempting to complete a business combination with the Company. Also during the nine months ended September 30, 2001, 500,000 options were exercised by an entity at $.40 per share. This entity also paid the $200,000 to the Beijing entity which was attempting to complete a business combination with the Company. The business combination was rescinded, the Company forfeited the $400,000, and the $400,000 was recorded as a bad debt from investments.

Also during the nine months ended September 30, 2001, the Company issued 2,000,000 shares to the Beijing entity in lieu of $200,000, in exchange for the use of a technology license. Management of the Company reviewed the intangible asset for impairment and provided a valuation allowance for the total $200,000.

Also during the nine months ended September 30, 2001, the Company issued 750,000 shares pursuant to the Company's stock plan, to two entities in exchange for services valued at $.35 per share. The Company also granted 500,000 options to one of these entities, exercisable at $.35, expiring June 6, 2006. In addition, during the nine months ended September 30, 2001, the Company issued 100,000 shares to an individual and 250,000 to a law firm in exchange for liabilities. In addition, the Company issued 200,000 shares to two entities in exchange for services.

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

The Company generated no revenues during the quarter ended September 30, 2001. The Company has no operations and no assets. Accordingly, the Company's financial statements contain Note disclosure that there is doubt over the Company's ability to continue as a going concern. Management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan. The Company has a capital deficiency. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions. At September 30, 2001, the Company had no material commitments for capital expenditures.

The Company has entered into memorandums of understanding with three North American armored transport and ATM service companies. No definitive agreements have been reached.

The Company's cash requirements during the next twelve month will relate to maintaining its status as a corporate entity, complying with the periodic reporting requirements of the U.S. Securities and Exchange Commission, and evaluating and reviewing possible business ventures and opportunities.

THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL BE ABLE TO CONTINUE AS A GOING CONCERN, OR ACHIEVE MATERIAL REVENUES AND PROFITABLE OPERATIONS. THE COMPANY REQUIRES FINANCING AND NO ASSURANCES CAN BE GIVEN THAT FINANCING WILL BE AVAILABLE TO THE COMPANY IN THE AMOUNTS REQUIRED, OR THAT, IF AVAILABLE, WILL BE ON TERMS SATISFACTORY TO THE COMPANY.

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


                                      CENTURY MILESTONE S&T CO., LTD.



Date: November 19, 2001               By: /s/ Michael Harrop
                                         -------------------------