Form 10KSB
period 2001-12-31
CENTURY MILESTONE S&T CO LTD
filed 2003-10-16
CIK 799070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from: ______________ to ______________

Commission file number: 33-7945 D

CENTURY MILESTONE S&T CO., INC.
(Name of small business issuer as specified in its charter)

Colorado	84-1032191
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

94 Rue de Lausanne, CH1202, Geneva, Switzerland
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: : 011-41-22-9000000

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year: $0.00

As of September 30, 2003 the aggregate market value of the Common Stock held by non-affiliates, approximately 12,599,810 shares of Common Stock, was approximately $126,000 based on an average of the bid and ask prices of approximately $.01 per share of Common Stock on such date.

The number of shares outstanding of the issuer’s Common Stock, $.0001 par value, as of September 30, 2003 was 15,490,210 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format (check one): Yes ☐; No ☒

PART I

CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS
THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO
DIFFER FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

Readers of this document and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially for those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earning or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company or its business.

This document and any documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by forward looking statements. These risks and uncertainties include price competition, the decisions of customers, the actions of competitors, the effects of government regulation, possible delays in the introduction of new products and services, customer acceptance of products and services, the Company’s ability to secure debt and/or equity financing on reasonable terms, and other factors which are described herein and/or in documents incorporated by reference herein.

The cautionary statements made above and elsewhere by the Company should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company. Forward looking statements are beyond the ability of the Company to control and in many cases the Company cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements.

Item 1. Description of Business.

Century Milestone S&T Co., Ltd., formerly Haas Neuveux & Company, (the “Company”) was incorporated under the laws of Colorado on May 23, 1986. The Company subsequently amended its Articles of Incorporation to change the Company’s name from Haas Neuveux & Company to Century Milestone S&T Co., Ltd. on July 21, 2000.

On April 26, 2000, the Company executed a Preliminary Plan of Reorganization (the “Reorganization Agreement”) with Beijing Century Milestone S&T Co., Ltd. (“CMST”) and certain stockholders of CMST, who were issued an aggregate of 20,000,000 shares of the Company’s common stock. Due to the inability of the parties to the Reorganization Agreement to obtain necessary consents and/or approvals from the Peoples Republic China to transfer shares of common stock of CMST to the Corporation as required by the Reorganization Agreement, the parties executed a Rescission Agreement dated April 25, 2001 which terminated, unwound and rescinded the Reorganization Agreement.

Pursuant to the Rescission Agreement, 20,000,000 shares of the Company’s common stock issued to five shareholders of CMST were cancelled and returned to the Company’s treasury and the CMST shareholders who became officers and directors of the Company resigned their respective positions. The Company issued 2,000,000 shares of the Company’s restricted common stock to one person and forgave $200,000 owed to the Company by CMST in exchange for CMST’s grant to the Company of a transferable, exclusive license to use and market CMST’s data compression technology in North America for a term of five (5) years.

The Company has had no material operations in the past three years, and is currently inactive. However, the Company has been seeking business opportunities, such as a potential merger with, or acquisition of, one or more private companies.

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

Item 4. Submission of Matter to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

(a)

Market Information.

The Common Stock of the Company is currently listed on pink sheets and trading under the symbol "CEML". There is no assurance that the Common Stock will continue to be quoted or that any liquidity exists for the Company’s shareholders.

The following table sets forth the range of high and low bid prices for the Company's Common Stock for each quarterly period indicated, as reported by the NASDAQ's Historical Research Department. Quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual trades.

Common Stock

Quarter Ended	High Bid	Low Bid

June 30, 2003	$0.01	$0.01
March 31, 2003	$0.01	$0.01

December 31, 2002	$0.01	$0.01
September 30, 2002	$0.01	$0.01
June 30, 2002	$0.01	$0.01
March 31, 2002	$0.30	$0.115

December 31, 2001	$0.31	$0.09
September 30, 2001	$0.36	0.11
June 30, 2001	$0.49	$0.26
March 31, 2001	$1.9375	$0.30

(b)

Holders.

As of September 10, 2003, there were approximately 15,490,210 shares of the Company's Common Stock outstanding held of record by approximately 93 persons (not including beneficial owners who hold shares at broker/dealers in “street name”).

(c)

Dividends.

The Company has never paid cash dividends on its Common Stock and does not intend to do so in the foreseeable future. The Company currently intends to retain any future earnings for the operation and expansion of its planned business.

(d)	Recent Sales of Unregistered Securities. Set forth below is information regarding the issuance and sale of securities of the Company without registration within the past three fiscal year.

1.
On April 26, 2000, the Company executed a Preliminary Plan of Reorganization (the “Reorganization Agreement”) with Beijing Century Milestone S&T Co., Ltd. (“CMST”) and certain stockholders of CMST, who were issued an aggregate of 20,000,000 shares of the Company’s restricted common stock. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D. These shares were subsequently cancelled.

2.
On May 3, 2001, the Company’s Board of Directors authorized the issuance of 2,000,000 shares of restricted common stock to one person pursuant to the Rescission Agreement dated April 25, 2001. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

Item 6. Management's Plan of Operation.

Statements contained herein which are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

Century Milestone S&T Co., Ltd. (the “Company”) has generated no revenues in the cumulative period from inception through the period ended March 31, 2001. The Company has no assets, has not developed any products or provided any services and has experienced difficulties in completing transactions.

Unless the Company is able to complete a merger, acquisition with an existing business, the Company’s cash requirements during the next twelve months will relate to maintaining its status as a corporate entity, complying with the periodic reporting requirements of the U.S. Securities and Exchange Commission.

The Company has been evaluating and reviewing possible business ventures and opportunities, and is taking actions to position itself to take advantage of any possible business ventures and opportunities in quick order. On October 6, 2003, the Company held a Special Shareholders’ Meeting. Only shareholders of record at the close of business on September 10, 2003, were entitled to vote at this meeting. The holders of a majority of the outstanding shares approved the following proposals:

1)	To amend the Articles of Incorporation to change the name of the Company from Century Milestone S&T Co., Ltd. to Sino Real Property Development Corporation.

2)
To effect a combination (also known as a “reverse-split”) of the number of outstanding, but not the number of authorized, shares of common stock of the Company on a 100:1 basis. Once implemented, the reverse split would have the following results:

	•	Every one-hundred outstanding pre-split shares would be exchanged for one post-split share.

•
Fractional shares and odd lots created as a result of the reverse-split shall be rounded up to the nearest 100 shares. As examples: 12.5 shares would be rounded up to 100 shares; and 199 shares would be rounded up to 200 shares.

	•	The number of shares of common stock authorized to be issued shall remain 100,000,000 and the par value per share shall remain $.0001.

With each proposal, management is authorized to fix a future effective date within 30 days after the date of the meeting.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As reported in the Company’s current report on Form 8-K, filed May 22, 2001, on April 23, 2001, the Registrant engaged the accounting firm of Schumacher & Associates, Inc. to serve as the Registrant's new principal independent accountant. Schumacher & Associates, Inc. replaces BDO International as the Registrant's principal auditor. BDO International submitted a letter of resignation to the Registrant's Board of Directors tendering their resignation as the Registrant's auditors effective January 16, 2001. In the letter BDO International stated that there has never been any dispute or disagreement with the Registrant and that the resignation was due to internal reasons.

BDO International was engaged on August 11, 2000. The former accountant never provided an audit report on the financial statements of the Registrant. During the two most recent fiscal years and the subsequent interim period preceding the resignation of BDO International, there were no disagreements with the former accountant on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if any, if not resolved to the satisfaction of the former accountant would have caused it to make reference to the subject matter of the disagreement(s), if any, in connection with its reports.

INDEX TO FINANCIAL STATEMENTS

CENTURY MILESTONE S&T CO., LTD.
(A Development Stage Company)

FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Century Milestone S&T Co., Ltd.
Geneva, Switzerland

We have audited the accompanying balance sheet of Century Milestone S&T Co., Ltd., formerly Haas Neuveux & Company, (a development-stage company) as of December 31, 2001, and the related statements of operations, stockholders' (deficit) and cash flows for the year ended December 31, 2001, the three months ended December 31, 2000, the year ended September 30, 2000 and the period from October 1, 1996 through December 31, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Century Milestone S&T Co., Ltd., (a development-stage company) as of December 31, 2001, and the results of its operations, changes in its stockholders' (deficit) and its cash flows for the year ended December 31, 2001, the three months ended December 31, 2000, the year ended September 30, 2000, and the period from October 1, 1996 through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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

Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, CO 80211

September 15, 2002
(Except for Footnote 13, which is October 6, 2003)

CENTURY MILESTONE S&T CO., LTD.
(A Development Stage Company)

BALANCE SHEETS

		December 31,
	December 31,	2000
	2001	(Restated)
ASSETS

Current Assets:
Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable	$29,206	$26,185
Accounts payable, related party	8,770	-
Total Current Liabilities	37,976	26,185

TOTAL LIABILITIES	37,976	26,185

Commitments and contingencies
(Notes 1,2,4,5,6,7,8,9,10,11,12 and 13)	-	-

Stockholders' (Deficit):
Preferred stock, $.001 par value
10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.0001 par value
100,000,000 shares authorized,
15,690,210 issued and outstanding
at December 31, 2001	1,569	1,279
Additional paid in capital	8,526,492	6,552,376
Accumulated (deficit)	(799,389)	(799,389)
Accumulated (deficit) during development stage	(7,766,648)	(5,780,451)

TOTAL STOCKHOLDERS' (DEFICIT)	(37,976)	(26,185)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$-	$-

The accompanying notes are an integral part of the financial statements.

CENTURY MILESTONE S&T CO., LTD.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
For the Period from October 1, 1996
through December 31, 2001

				For the period
				from
		Three Months		October 1,
		Ended	Year Ended	1996 (inception)
	Year Ended	December	September	through
	December 31,	31, 2000	30, 2000	December 31,
	2001	(Restated)	(Restated)	2001

Revenue	$-	$-	$-	$-

Expenses
Stock issued for services
and other	-	40,500	3,437,500	5,452,900
Stock options issued for services	1,346,406	39,233	234,346	1,619,985
Accounting and auditing	20,459	22,519	-	42,978
Professional fees	10,419	-	-	10,419
Other	8,913	3,666	5,000	40,366
	1,386,197	105,918	3,676,846	7,166,648

Net Operating (Loss)	(1,386,197)	(105,918)	(3,676,846)	(7,166,648)
Other Income (Expenses):
Bad debt from investment	400,000	-	-	(400,000)
Write off technology license	200,000	-	-	(200,000)

Net (Loss)	$(1,986,197)	$(105,918)	$(3,552,735)	$(7,766,648)

Per Share	$(.13)	$(.01)	$(.35)	$(.82)

Weighted Average Shares
Outstanding	15,330,058	12,756,877	10,103,224	9,514,426

The accompanying notes are an integral part of the financial statements.

CENTURY MILESTONE S&T CO., LTD.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
For the Period from October 1, 1996 through December 31, 2001

					Additional
	Preferred	Stock	Common	Stock	Paid-in	Accumulated
	No./Shares	Amount	No./Shares	Amount	Capital	(Deficit)	Total

Balance at September 30, 1996	-	$-	2,050,410	$205	$799,184	$(799,389)	$-
Common stock issued
for services	-	-	40,200	4	36	-	40
Net (loss) for year ended
September 30, 1997	-	-	-	-	-	(78,540)	(78,540)
Balance at September 30, 1997	-	-	2,090,610	209	799,220	(877,929)	(78,500)
Net (loss) for year ended
September 30, 1998	-	-	-	-	-	(50,000)	(50,000)
Balance at September 30, 1998	-	-	2,090,610	209	799,220	(927,929)	(128,500)
Common stock issued
for business combination
not consummated	-	-	7,899,600	790	1,974,110	-	1,974,900
Net (loss) for year ended
September 30, 1999	-	-	-	-	-	(1,993,258)	(1,993,258)
Balance at September 30, 1999	-	-	9,990,210	999	2,773,330	(2,921,187)	(146,858)
Common stock issued for services	-	-	2,750,000	275	3,437,225	-	3,437,500
Stock options issued for
services	-	-	-	-	234,346	-	234,346
Additional paid-in capital	-	-	-	-	27,747	-	27,747
Net (loss) for year ended
September 30, 2000	-	-	-	-	-	(3,552,735)	(3,552,735)
Balance at September 30, 2000	-	-	12,740,210	1,274	6,472,648	(6,473,922)	-
Common stock issued for services	-	-	50,000	5	40,495	-	40,500
Stock options issued for
services	-	-	-	-	39,233	-	39,233
Net (loss) for three
months ended December 31, 2000	-	-	-	-	-	(105,918)	(105,918)
Balance at December 31, 2000	-	-	12,790,210	1,279	6,552,376	(6,579,840)	(26,185)
Common stock issued	-	-	2,900,000	290	627,710	-	628,000
Stock options issued for
services	-	-	-	-	1,346,406	-	1,346,406
Net (loss) for year ended
December 31, 2001	-	-	-	-	-	(1,986,197)	(1,986,197)
Balance at December 31, 2001	-	$-	15,690,210	$1,569	$8,526,492	$(8,566,037)	$(37,976)

The accompanying notes are an integral part of the financial statements.

CENTURY MILESTONE S&T CO., LTD.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
For the Period from October 1, 1996
through December 31, 2001

				For the period
				from
		Three Months		October 1,
		Ended	Year Ended	1996 (inception)
	Year Ended	December	September	through
	December 31,	31, 2000	30, 2000	December 31,
	2001	(Restated)	(Restated)	2001
Cash Flows from Operating Activities:
Net (Loss)	$(1,986,197)	$(105,918)	$(3,552,735)	$(7,766,648)
Adjustment to reconcile net (loss) to
net cash provided by operating activities:
Stock issued for services and other	-	40,500	3,437,500	5,452,900
Stock options issued for services	1,346,406	39,233	234,346	1,619,985
Valuation allowance for technology license	200,000	-	-	200,000
Business bad debt	400,000	-	-	400,000
Increase (decrease) in accounts payable	3,021	26,185	(146,858)	29,246
Increase in accounts payable, related party	8,770	-	-	8,770
Net Cash (Used in) Operating
Activities	(28,000)	-	(27,747)	(55,747)

Cash Flows from Investing Activities	-	-	-	-

Cash Flows from Financing Activities:
Increase in additional
paid-in capital	28,000	-	27,747	55,747
Net Cash Provided by Financing
Activities	28,000	-	27,747	55,747

Increase in Cash	-	-	-	-

Cash, Beginning of Period	-	-	-	-

Cash, End of Period	$-	$-	$-	$-

Interest Paid	$-	$-	$-	$-

Income Taxes Paid	$-	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

CENTURY MILESTONE S&T CO., LTD.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2001

(1) Summary of Accounting Policies

This summary of significant accounting policies of Century Milestone S&T Co., Ltd., formerly Haas Neuveux & Company, (Company) is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

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

(c) Income Taxes

As of December 31, 2001, the Company had net operating losses available for carryover to future years of approximately $8,600,000, expiring in various years through 2021. Utilization of these carryovers may be limited if there is a change in control of the Company. As of December 31, 2001, the Company has total deferred tax assets of approximately $1,720,000 due to operating loss carry forwards. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $1,720,000. Thus, no tax assets have been recorded in the financial statements as of December 31, 2001.

(d) Restated Financial Statements

The September 30, 2000 and December 31, 2000 financial statements have been restated as described in Note 11.

(e) Basis of Presentation - Going Concern

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

(f) Development Stage Company

Based upon the Company’s business plan, it is a development stage enterprise. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from the date of activity of looking for new business (inception) to the current balance sheet date.

CENTURY MILESTONE S&T CO., LTD.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2001

(2) Common Stock Issued

During the year ended September 30, 1999, the Company issued 78,996,000 pre-split shares of its common stock in an attempt to complete a business combination. The business combination was not completed, and the shares were not returned to the Company. The shares issued were recorded as an expense in the amount of $1,974,000.

During the year ended September 30, 2000, the Company issued 20,000,000 shares of its common stock in an attempt to complete a business combination. This transaction was rescinded and the 20,000,000 shares were canceled, however, the shares have not been returned to the Company’s transfer agent as of this date. Also during the year ended September 30, 2000, the Company issued 2,750,000 shares of its common stock for services valued at $3,437,500.

During the three months ended December 31, 2000, the Company issued 50,000 shares of its common stock for services valued at $40,500.

During the year ended December 31, 2001, the Company issued $2,000,000 shares of its common stock in exchange for a technology license. Also during the year ended December 31, 2001, the Company issued 900,000 shares of its common stock for stock options exercised.

(3) Stock Split

Effective July 21, 2000, the Company effected a one for ten reverse stock split. All references to stock outstanding have been retroactively adjusted as if the split had taken place on the earliest date shown.

(4) Stock Options

Effective August 15, 2000, the Company granted 500,000 stock options to an entity at $1.25 per share, exercisable on a pro rata basis over 48 months, expiring December 31, 2006. These options were canceled and reissued at $.40 per share. These options were exercised February 16, 2001.

Also effective August 15, 2000, the Company granted 250,000 options to its attorney at $1.25 per share, exercisable on a pro rata basis over 48 months, expiring December 31, 2006. These options were canceled and reissued at $.01 per share plus $2,500 reduction in payables. These options were exercised August 1, 2001.

Effective December 1, 2000, the Company granted 50,000 options to a consultant at $.90 per share, expiring December 31, 2002. These options were canceled and reissued at 100,000 options at $.28 per share. These options were exercised August 1, 2001.

Effective January 26, 2001, the Company granted 400,000 options to a consultant at $.50 per share, expiring December 31, 2002. These options were exercised immediately.

Effective June 5, 2001, the Company granted 500,000 options to a consultant at $.35 per share, exercisable on a pro rata basis over 12 months, expiring June 6, 2006.

Effective August 1, 2001, the Company granted 250,000 options to its attorney at $.28 per share, exercisable on a pro rata basis over four months, expiring December 31, 2006.

CENTURY MILESTONE S&T CO., LTD.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2001

(5) Stock Plan

On August 15, 2000, the stockholders of the Company approved a plan of stock-based compensation incentives for selected eligible participants who are the staff and consultants of the Company. The total number of shares of common stock reserved for issuance by the Company either directly as stock awards or underlying options granted under this Plan are not to be more than 3,500,000. Under the terms of the Plan, options can be issued to purchase shares of the Company’s common stock. The Board of Directors has authority to determine the terms and conditions of each option granted to eligible participants. During the year ended September 30, 2000, the Company approved issuance of 2,000,000 shares under this plan as compensation for services in the amount of $2,500,000.

The Company will account for the options issued to employees using the intrinsic value method of accounting prescribed by the Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company will also provide the pro forma disclosures required by SFAS No. 123, “Accounting for Stock Based Compensation”.

(6) Accounts Payable

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

(7) Agreements

Effective December 1, 2000, the Company entered into an agreement with an individual, whereby the individual would provide consulting services in exchange for 50,000 shares of the Company’s common stock. These shares were issued during the three months ended December 31, 2000. In addition, the Company granted to the consultant an option to acquire up to 50,000 shares of the Company’s common stock, exercisable at $.90 per share, expiring December 31, 2002. During the year ended December 31, 2001, these options were canceled and reissued for 100,000 shares at $.28 per share. These options were exercised during the year ended December 31, 2001 .

(8) Related Party Transactions

The Company uses the office of a shareholder at no cost. The Company expects this arrangement to continue until the Company commences planned operations. At December 31, 2001, a total of $8,770 was payable to a related party for costs paid on behalf of the Company.

(9) Business Combinations

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

Effective August 5, 2000, the Company agreed to issue 20,000,000 shares of its common stock in exchange for shares of another entity. The 20,000,000 shares were issued, however, the business combination was rescinded effective April 25, 2001. The 20,000,000 shares have been returned to treasury.

(10) Litigation

On July 28, 1999, the Company initiated litigation to seek declaratory relief against an entity with which it had attempted to complete a business combination and certain individuals. The individuals had been representing themselves as officers, directors and/or legal counsel of the Company and had received 7,899,600 shares of the Company’s common stock in an attempt to complete a business combination. The Company was successful in removing the individuals as officers, directors and/or legal counsel of the company, but failed to get the common stock returned. Pursuant to a settlement agreement dated April 18, 2000, all parties released each other from all claims relating to the lawsuit.

CENTURY MILESTONE S&T CO., LTD.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2001

(11) Restated Financial Statements

The financial statements for the year ended September 30, 2000 and the three months ended December 31, 2000 have been restated to account for $234,346 and $39,233, respectively, in stock option expense calculated using the Black Scholes method of accounting for stock options. Also, $25,581 in additional payables were accounted for in current liabilities at December 31, 2000. This resulted in an additional loss and additional deficit in stockholders’ (deficit) of $234,346 and $39,233 for the year ended September 30, 2000 and the three months ended December 31, 2000, respectively, and resulted in an additional $.023 and $.003 loss per share, respectively.

(12) Stock Based Compensation

As permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee option plans. Under APB 25, compensation expense is recognized at the time of option grant if the exercise price of the Company’s employee stock option is below the fair market of the underlying common stock on the date of the grant.

The Company’s Board of Directors has granted non-qualified stock options to non-employees of the Company. The following is a table of outstanding options and changes during 2000 and 2001:

			Weighted
		Non-	Average
	Employee	Employee	Exercise
	Options	Options	Price

Options Outstanding, December 31, 1999	—	—	—
Options granted:	—	800,000	1.22
Options expired	—	—	—
Options exercised	—	—	—

Options Outstanding, December 31, 2000	—	800,000	1.22
Options granted:	—	1,200,000.75
Options expired	—	—	—
Options exercised	—	1,250,000

Options Outstanding, December 31, 2001	—	750,000.35

Outstanding options vest as follows:

	Range of Exercise		Number	Weighted
	Prices		of shares	Average
				Exercise
Vested at December 31,	High	Low		Price
2001	.35	.28	375,000	$.33
2002	.35	.35	375,000	$.35
			750,000

CENTURY MILESTONE S&T CO., LTD.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2001

(12) Stock Based Compensation, Continued

Options granted during 2000 and 2001 consist of:

	Weighted
	Average Fair	Weighted
Year and Exercise price relative to fair	Value at Grant	Average
value of underlying stock	Date	Exercise Price
Year ending December 31, 2000:
Exercise price equals fair value	750,000	1.25
Exercise price exceeds fair value	50,000.90
Year ending December 31, 2001
Exercise price less than fair value	400,000.50
Exercise price equals fair value	800,000.33

If not previously exercised or canceled, options outstanding at December 31, 2001 will expire as follows:

	Range of Exercise			Weighted
	Prices			Average
			Number	Exercise
	High	Low	of Shares	Price
Year Ending December 31,
2006	.35	.28	750,000	$0.33
750,000

The fair value of each option granted was computed by the Black-Scholes method using the following weighted-average assumptions:

	Year Ended	Year Ended
	December 31, 2001	December 31, 2000
Expected Volatility:	305%	301%
Risk-free interest rate:	4.01%	6.07%
Expected Dividends:	—	—
Expected Term in Years:	3.41	6.07

(13) Subsequent Event

Effective October 6, 2003, the shareholders of the Company approved a proposal to amend the Articles of Incorporation to change the name of the Company from Century Milestone S&T Co., Ltd. to Sino Real Property Development Corporation. In addition, the shareholders approved a proposal to effect a reverse split of the Company’s common shares on a 100 to one basis, with a minimum of 100 shares per shareholder. The outstanding shares post reverse-split have not yet been determined.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets the current director and officer of the Company, as well as his age:

Name	Age	Position with Company	Director Since
Michael Harrop	58	Director, Chief Executive Officer and Chief Financial Officer	1992

Directors serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. The Company's officers serve at the discretion of the Company's Board of Directors, until their death, or until they resign or have been removed from office. The Board of Directors has no audit or compensation committees.

MICHAEL HARROP is currently the sole officer and director of the Company. He has been a director of the Company since 1992 and served as an executive officer from June 30, 1994 until June 25, 1999. Following the consummation of the Recession Agreement with CMST dated April 25, 2001, he became the sole director and executive officer of the Company.

Mr. Harrop is a graduate of Cambridge University. He worked in manufacturing for Coats and in marketing for DuPont, prior to building his own company manufacturing aircraft parts. Since the 1980's he has been active in restructurings and early-stage ventures worldwide. Mr. Harrop is currently an officer and director of two non-public entities, Beijing Development Corp., and EHI Holding S.A. Mr. Harrop also currently serves as an officer and director of two other publicly-held companies: Jupiter Enterprises, Inc, and VIPC Communications Inc.

Item 10. Executive Compensation.

The following table sets forth information about compensation paid to, or accrued for the benefit of the Company's officers and directors during the years ended December 31, 2001, 2000 and 1999. None of the Company's directors or executive officers earned more than $100,000 during the years ended December 31, 2001, 2000 and 1999.

Summary Compensation Table

Annual Compensation
(a) Name And Principal Position	(b) Year Ended December 31	(c) Salary ($)	(d) Bonus ($)	(e) Other Annual Compensation ($)

Michael Harrop, Director, CEO, CFO	2001 2000 1999	$0 $0 $0	$0 $0 $0	$0 $0 $0

Long Term Compensation
		Awards		Payouts
(a) Name And Principal Position	(b) Year Ended December 31	(f) Restricted Stock Award(s) ($)	(g) Shares Underlying Options	(h) LTIP Payouts ($)	(i) All Other Compensation ($)
Michael Harrop, Director, CEO, CFO	2001 2000 1999	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0

Option/SAR Grants, Exercises, LTIP Awards.

Because no options, stock appreciation rights or Long-Term Incentive Plans have been granted to any of the executive officers, the information and tables otherwise required by this item which relate to such forms of compensation have been omitted.

There are no written employment agreements with any of the Company’s executive officers.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of September 10, 2003 the stock ownership of each person known to the Company to be the beneficial owner of five percent (5%) or more of the Company's Common Stock, each executive officer and director individually and all executive and directors of the Company as a group.

		Percent Owned
Name and Address of	Amount and Nature of	Beneficially and
Beneficial Owner	Beneficial Ownership	of Record
	(n1)	(n2)

Michael Harrop(n3)
94 Rue de Lausanne, CH1202
Geneva, Switzerland	2,890,400	18.7%

Feng Jiming
C-101 Jinyu Plaza #100 West
Sanhuan N. Rd. Haidian Dst.
Beijing, China 100037	2,000,000	12.9%

Lyons-Warner Capital
571 – 57th Ave. W.
Vancouver, BC Canada V6P 6S5	1,032,000	6.7%

All officers and directors of
the Company as a group (one
person)	2,890,400	18.7%

(n1)	Unless otherwise indicated, all shares are directly owned and investing power is held by the persons named in the table.

(n2)	Based upon 15,490,210 shares of Common Stock outstanding as of September 10, 2003.

(n3)
Mr. Harrop is an officer and director of the Company. His ownership includes 384,000 shares owned by Harrop & Cie SA, 2,500,000 shares owned by Harrop, Lees, Brown & Co., and 6,400 shares owned by Mr. Harrop’s family.

Equity Compensation Plan Information

The Company did not have an equity compensation plan as of the end of the fiscal year ended June 30, 2001.

Item 12. Certain Relationships and Related Transactions.

On April 26, 2000, the Company executed a Preliminary Plan of Reorganization (the “Reorganization Agreement”) with Beijing Century Milestone S&T Co., Ltd. (“CMST”) and certain stockholders of CMST, who were issued an aggregate of 20,000,000 shares of the Company’s common stock. Three of the CMST shareholders became officers and directors of the Company. Due to the inability of the parties to the Reorganization Agreement to obtain necessary consents and/or approvals from the Peoples Republic China to transfer shares of common stock of CMST to the Corporation as required by the Reorganization Agreement, the parties executed a Rescission Agreement dated April 25, 2001 which terminated, unwound and rescinded the Reorganization Agreement. In connection with the Rescission Agreement, 20,000,000 shares of the Company’s common stock issued to five shareholders of CMST were cancelled and returned to the Company’s treasury and the CMST shareholders who became officers and directors of the Company resigned their respective positions.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits:	Exhibit Number and Description

2.1	Preliminary Plan of Reorganization between the Company and Beijing Century Milestone S&T Co., Ltd. dated March 6, 2000. (Incorporated by reference to Exhibit 2.1 of the Company's current report on Form 8-K dated April 26, 2000 and filed May 5, 2000.)

2.2	Rescission Agreement between the Company, Beijing Century Milestone S&T Co., Ltd. (“CMST”), certain shareholders of CMST and Harrop, Lees, Brown & Co. dated April 25, 2001 (Incorporated by reference to Exhibit 2.2 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).

3.2	Bylaws, as amended and currently in effect, dated May 11, 2000. (Incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000.)

3.3	Articles of Incorporation, as amended on July 21, 2000, and currently in effect. (Incorporated by reference to Exhibit 3.3 of the Company’s current report on Form 8-K dated July 20, 2000.)

10.1	Century Milestone S&T Co., Ltd. Stock Plan dated August 15, 2000. (Incorporated by reference to Exhibit 10.1 of the Company’s registration statement on Form S-8 (file no. 333-45866) filed September 15, 2000.)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

(b) Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 2001.

Item 14. Controls and Procedures

Based on their most recent evaluation, which was completed as of the end of the period covered by this periodic report on Form 10-KSB, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the last fiscal quarter to which this report relates, there were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 7, 2003

By:	/s/ Michael Harrop

Chief Executive Officer, Chief Financial
Officer and Director

EXHIBIT INDEX

Exhibit Number and Description

2.1	Preliminary Plan of Reorganization between the Company and Beijing Century Milestone S&T Co., Ltd. dated March 6, 2000. (Incorporated by reference to Exhibit 2.1 of the Company's current report on Form 8-K dated April 26, 2000 and filed May 5, 2000.)

2.2	Rescission Agreement between the Company, Beijing Century Milestone S&T Co., Ltd. (“CMST”), certain shareholders of CMST and Harrop, Lees, Brown & Co. dated April 25, 2001 (Incorporated by reference to Exhibit 2.2 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).

3.2	Bylaws, as amended and currently in effect, dated May 11, 2000. (Incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000.)

3.3	Articles of Incorporation, as amended on July 21, 2000, and currently in effect. (Incorporated by reference to Exhibit 3.3 of the Company’s current report on Form 8-K dated July 20, 2000.)

10.1	Century Milestone S&T Co., Ltd. Stock Plan dated August 15, 2000. (Incorporated by reference to Exhibit 10.1 of the Company’s registration statement on Form S-8 (file no. 333-45866) filed September 15, 2000.)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).