Form 10QSB
period 2002-03-31
CENTURY MILESTONE S&T CO LTD
filed 2003-10-16
CIK 799070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ________________ to ______________

Commission file number: 33-7945 D

CENTURY MILESTONE S&T CO., LTD.
(Exact name of small business issuer as specified in it charter)

Colorado	84-1032191
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

94 Rue de Lausanne, CH1202, Geneva, Switzerland
(Address of principal executive offices)

011-41-22-9000000
(issuer’s telephone number)

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

Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.   Yes ☐     No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 30, 2003, the issuer had 15,490,210 shares of common stock, $.0001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐       No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CENTURY MILESTONE S&T CO., LTD.
UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS

CENTURY MILESTONE S&T CO., LTD.
(A Development Stage Company)

BALANCE SHEETS

ASSETS

	March 31	December 31
	2002	2001
	(Unaudited)	(See Note 1)

Current Assets
Total Current Assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable	42,751	29,206
Accounts payable, related party	9,482	8,770
Total Current Liabilities	52,233	37,976

Stockholders' (Deficit):
Preferred Stock, $.001 par value,
10,000,000 shares authorized
none issued and outstanding	-	-
Common Stock, $.0001 par value,
100,000,000 shares authorized
15,690,210 shares issued and
outstanding	1,569	1,569
Additional paid-in capital	8,570,207	8,526,492
Accumulated (deficit)	(799,389)	(799,389)
Accumulated (deficit) during development stage	(7,824,620)	(7,766,648)
Total Stockholders' (Deficit)	(52,233)	(37,976)

Total Liabilities and Stockholders' (Deficit)	$-	$-

The accompanying notes are an integral part of the financial statements.

CENTURY MILESTONE S&T CO., LTD.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period
		Three Months Ended			from October 1
		March 31,		March 31,	through
		2002		2001	March 31, 2002

Revenues		$-		$-	$-

Operating Expenses:
Stock issued for services
and other		-		-	5,452,900
Stock options for services		43,715		-	1,663,700
Accounting and audit		750		-	43,728
Professional fees		13,455		-	23,874
Other		52		597	40,418
Total Operating Expenses		57,972		597	7,224,620

Net Operating (Loss)		(57,972)		(597)	(7,224,620)
Other Income (Expenses):
Bad debt from investment		-		-	(400,000)
Valuation allowance for
technology license		-		-	(200,000)
Net (Loss)		$(57,972)		$(597)	(7,824,620)

Per Share	$	nil	$	nil	$(.80)

Weighted Average Number of Shares
Outstanding		15,690,210		13,475,657	9,761,457

The accompanying notes are an integral part of the financial statements.

CENTURY MILESTONE S&T CO., LTD.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
	Three Months Ended		from October 1
	March 31,	March 31,	through
	2002	2001	March 31, 2002

Cash Flows from Operating
Activities:
Net (loss)	$(57,972)	$(597)	$(7,824,620)
Adjustment to reconcile net
(loss) to net cash provided
by operating activities:
Stock issued for services
and other	-	-	5,452,900
Stock options for services	43,715	-	1,663,700
Valuation allowance for
technology license	-	-	200,000
Business bad debt	-	-	400,000
Increase in accounts payable	13,545	597	42,791
Increase in accounts payable,
related party	712	-	9,482

Net Cash Provided by (Used in)
Operating Activities	-	-	(55,747)

Cash Flows from Investing
Activities	-	-	-

Cash Flows from Financing
Activities
Increase in additional
paid-in capital	-	-	55,747

Increase in Cash	-	-	-

Cash, Beginning of Period	-	-	-
Cash, End of Period	$-	$-	$-
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

CENTURY MILESTONE S&T CO., LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2002 (Unaudited)

(1)            Unaudited Financial Statements

The balance sheet as of March 31, 2002, the statements of operations and the statements of cash flows for the three month periods ended March 31, 2002 and 2001, have been prepared by Century Milestone S&T Co., Ltd. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2002 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the December 31, 2001 audited financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission.

(2)            Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.

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

(3)            Subsequent Event

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

Item 2. Management’s Plan of Operation

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

Century Milestone S&T Co., Ltd. (the “Company”) has generated no revenues in the cumulative period from inception through the end of the period covered by this report. The Company has no assets, has not developed any products or provided any services and has experienced difficulties in completing transactions.

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

Item 3. Controls and Procedures

Based on their most recent evaluation, which was completed as of the end of the period covered by this periodic report on Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the fiscal quarter to which this report relates, there were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings - None.

Item 2. Changes in Securities – None.

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

2.2
Rescission Agreement between the Company, Beijing Century Milestone S&T Co., Ltd. (“CMST”), certain shareholders of CMST and Harrop, Lees, Brown & Co. dated April 25, 2001 (Incorporated by reference to Exhibit 2.2 of the Company’s Annual Report on Form 10-KSB dated May 25, 2001 and filed May 25, 2001).

3.2	Bylaws, as amended and currently in effect, dated May 11, 2000. (Incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-QSB for the quarter March 31, 2000.)

3.3	Articles of Incorporation, as amended on July 21, 2000, and currently in effect. (Incorporated by reference to Exhibit 3.3 of the Company’s current report on Form 8-K dated July 20, 2000.)

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

(b)        Reports on Form 8-K. - None.

SIGNATURES

          In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY MILESTONE S&T CO., LTD.

Date: October 7, 2003
	By:	/s/ Michael Harrop
Michael Harrop, Chief Executive Officer and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number and Brief Description.

2.1
Preliminary Plan of Reorganization between the Company and Beijing Century Milestone S&T Co., Ltd. dated March 6, 2000. (Incorporated by reference to Exhibit 2.1 of the Company's current report on Form 8-K dated April 26, 2000 and filed May 5, 2000.)

2.2
Rescission Agreement between the Company, Beijing Century Milestone S&T Co., Ltd. (“CMST”), certain shareholders of CMST and Harrop, Lees, Brown & Co. dated April 25, 2001 (Incorporated by reference to Exhibit 2.2 of the Company’s Annual Report on Form 10-KSB dated May 25, 2001 and filed May 25, 2001).

3.2	Bylaws, as amended and currently in effect, dated May 11, 2000. (Incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-QSB for the quarter March 31, 2000.)

3.3	Articles of Incorporation, as amended on July 21, 2000, and currently in effect. (Incorporated by reference to Exhibit 3.3 of the Company’s current report on Form 8-K dated July 20, 2000.)

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