Form 10QSB
period 2002-06-30
CENTURY MILESTONE S&T CO LTD
filed 2003-10-16
CIK 799070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

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

011-41-22-9000000
(issuer’s telephone number)

____________________________________________________________________
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CENTURY MILESTONE S&T CO., LTD.
UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS

CENTURY MILESTONE S&T CO., LTD.
(A Development Stage Company)

BALANCE SHEETS

ASSETS

	June 30	December 31
	2002	2001
	(Unaudited)	(See Note 1)

Current Assets
Total Current Assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable	50,957	29,206
Accounts payable, related party	9,482	8,770
Total Current Liabilities	60,439	37,976

Stockholders' (Deficit):
Preferred Stock, $.001 par value,
10,000,000 shares authorized
none issued and outstanding	-	-
Common Stock, $.0001 par value,
100,000,000 shares authorized
15,690,210 shares issued and
outstanding	1,569	1,569
Additional paid-in capital	8,613,922	8,526,492
Accumulated (deficit)	(799,389)	(799,389)
Accumulated (deficit) during development stage	(7,876,541)	(7,766,648)
Total Stockholders' (Deficit)	(60,439)	(37,976)

Total Liabilities and Stockholders' (Deficit)	-	$-

The accompanying notes are an integral part of the financial statements.

CENTURY MILESTONE S&T CO., LTD.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

		Three Months Ended
		June 30,	June 30,
		2002	2001

Revenues		$-	$-

Operating Expenses:
Stock options for services		43,715	10,000
Accounting and audit		750	13,184
Professional fees		6,238	5,224
Other		1,218	1,181
Total Operating Expenses		51,921	29,589

Net Operating (Loss)		(51,921)	(29,589)
Other Income (Expenses):
Bad debt from investment		-	(400,000)
Valuation allowance for
technology license		-	(200,000)
Benefit of discounted payable		-	-
Net (Loss)		$(51,921)	$(629,589)

Per Share	$	nil	$(.04)

Weighted Average Number of Shares
Outstanding		15,690,210	15,223,543

The accompanying notes are an integral part of the financial statements.

CENTURY MILESTONE S&T CO., LTD.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

			For the Period
	Six Months Ended		from October 1
	June 30,	June 30,	through
	2002	2001	June 30, 2002

Revenues	$-	$-	$-

Operating Expenses:
Stock issued for services
and other	-	-	5,452,900
Stock options for services	87,430	10,000	1,707,415
Accounting and audit	1,500	13,184	44,478
Professional fees	19,692	5,224	30,111
Other	1,271	1,778	41,637
Total Operating Expenses	109,893	30,186	7,276,541

Net Operating (Loss)	(109,893)	(30,186)	(7,276,541)
Other Income (Expenses):
Bad debt from investment	-	(400,000)	(400,000)
Valuation allowance for
technology license	-	(200,000)	(200,000)
Net (Loss)	$(109,893)	$(630,186)	(7,876,541)

Per Share	$(.01)	$(.04)	$(.79)

Weighted Average Number of Shares
Outstanding	15,690,210	14,349,600	9,989,486

The accompanying notes are an integral part of the financial statements.

CENTURY MILESTONE S&T CO., LTD.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
	Six Months Ended		from October 1
	June 30,	June 30,	through
	2002	2001	June 30, 2002

Cash Flows from Operating
Activities:
Net (loss)	$(109,893)	$(630,186)	$(7,876,541)
Adjustment to reconcile net
(loss) to net cash provided
by operating activities:
Stock issued for services
and other	-	-	5,452,900
Stock options for services	87,430	10,000	1,707,415
Valuation allowance for
technology license	-	200,000	200,000
Business bad debt	-	400,000	400,000
Increase in accounts payable	21,751	8,457	50,997
Increase in accounts payable
related party	712	11,729	9,482
Net Cash Provided by (Used in)
Operating Activities	-	-	(55,747)

Cash Flows from Investing
Activities	-	-	-

Cash Flows from Financing
Activities
Increase in additional
paid-in capital	-	-	55,747
Net Cash Provided by
Financing Activities	-	-	55,747
Increase in Cash	-	-	-

Cash, Beginning of Period	-	-	-
Cash, End of Period	$-	$-	$-
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

CENTURY MILESTONE S&T CO., LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2002 (Unaudited)

(1)           Unaudited Financial Statements

The balance sheet as of June 30, 2002, the statements of operations and the statements of cash flows for the three month and six month periods ended June 30, 2002 and 2001, have been prepared by Century Milestone S&T Co., Ltd. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2002 and for all periods presented, have been made.

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

Item 3. Controls and Procedures

Based on their most recent evaluation, which was completed as of the end of the period covered by periodic report on Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 15d-14) are effective to ensure that information required to be disclosed by the Company in this report accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure During the fiscal quarter to which this report relates, there were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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