Form 10QSB
period 2002-09-30
CENTURY MILESTONE S&T CO LTD
filed 2003-10-16
CIK 799070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

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

011-41-22-9000000
(issuer’s telephone number)

______________________________________________________________________
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CENTURY MILESTONE S&T CO., LTD.
UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS

CENTURY MILESTONE S&T CO., LTD.
(A Development Stage Company)

BALANCE SHEETS

ASSETS

	September 30	December 31
	2002	2001
	(Unaudited)	(See Note 1)

Current Assets
Total Current Assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable	51,943	29,206
Accounts payable, related party	9,482	8,770
Total Current Liabilities	61,425	37,976

Stockholders' (Deficit):
Preferred Stock, $.001 par value,
10,000,000 shares authorized
none issued and outstanding	-	-
Common Stock, $.0001 par value,
100,000,000 shares authorized
15,690,210 shares issued and
outstanding	1,569	1,569
Additional paid-in capital	8,657,637	8,526,492
Accumulated (deficit)	(799,389)	(799,389)
Accumulated (deficit) during development stage	(7,921,242)	(7,766,648)
Total Stockholders' (Deficit)	(61,425)	(37,976)

Total Liabilities and Stockholders' (Deficit)	$-	$-

The accompanying notes are an integral part of the financial statements.

CENTURY MILESTONE S&T CO., LTD.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

		Three Months Ended
		September 30,		September 30,
		2002		2001

Revenues		$-		$-

Operating Expenses:
Stock options for services		43,715		-
Accounting and audit		750		4,534
Professional fees		180		2,830
Other		56		725
Total Operating Expenses		44,701		8,089

Net (Loss)		$(44,701)		$(8,089)

Per Share	$	nil	$	nil

Weighted Average Number of Shares
Outstanding		15,690,210		15,690,210

The accompanying notes are an integral part of the financial statements.

CENTURY MILESTONE S&T CO., LTD.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

			For the Period
	Nine Months Ended		from October 1
	September 30,	September 30,	through
	2002	2001	September 30,
			2002

Revenues	$-	$-	$-

Operating Expenses:
Stock issued for services
and other	-	-	5,452,900
Stock options for services	131,145	10,000	1,751,130
Accounting and audit	2,250	17,718	45,228
Professional fees	19,872	8,054	30,291
Other	1,327	1,906	41,693
Total Operating Expenses	154,594	37,678	7,321,242

Net Operating (Loss)	(154,594)	(37,678)	(7,321,242)
Other Income (Expenses):
Bad debt from investment	-	(400,000)	(400,000)
Valuation allowance for
technology license	-	(200,000)	(200,000)
Net (Loss)	$(154,594)	$(637,678)	(7,921,242)

Per Share	$(.01)	$(.04)	$(.78)

Weighted Average Number of Shares
Outstanding	15,690,210	15,690,210	10,200,624

The accompanying notes are an integral part of the financial statements.

CENTURY MILESTONE S&T CO., LTD.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
	Nine Months Ended		from October 1
	September 30,	September 30,	through
	2002	2001	September 30,
			2002

Cash Flows from Operating
Activities:
Net (loss)	$(154,594)	$(637,678)	$(7,921,242)
Adjustment to reconcile net
(loss) to net cash provided
by operating activities:
Stock issued for services
and other	-	-	5,452,900
Stock options for services	131,145	10,000	1,751,130
Valuation allowance for
technology license	-	200,000	200,000
Business bad debt	-	400,000	400,000
Increase in accounts payable	22,737	15,949	51,983
Increase in accounts payable,
related party	712	16,271	9,482

Net Cash Provided by (Used in)
Operating Activities	-	(28,000)	(55,747)

Cash Flows from Investing
Activities	-	-	-

Cash Flows from Financing
Activities
Increase in additional
paid-in capital	-	28,000	55,747

Increase in Cash	-	-	-

Cash, Beginning of Period	-	-	-
Cash, End of Period	$-	$-	$-
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

CENTURY MILESTONE S&T CO., LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2002 (Unaudited)

(1)           Unaudited Financial Statements

The balance sheet as of September 30, 2002, the statements of operations and the statements of cash flows for the three month and nine month periods ended September 30, 2002 and 2001, have been prepared by Century Milestone S&T Co., Ltd. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2002 and for all periods presented, have been made.

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