Form 10KSB
period 2002-12-31
CENTURY MILESTONE S&T CO LTD
filed 2003-10-16
CIK 799070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from: ______________ to ______________

Commission file number: 33-7945 D

CENTURY MILESTONE S&T CO., INC.
(Name of small business issuer as specified in its charter)

Colorado	84-1032191
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

94 Rue de Lausanne, CH1202, Geneva, Switzerland	_________________
(Address of principal executive offices)	(Zip Code)

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

Item 4. Submission of Matter to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

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

Common Stock

Quarter Ended	High Bid	Low Bid

June 30, 2003	$0.01	$0.01
March 31, 2003	$0.01	$0.01

December 31, 2002	$0.01	$0.01
September 30, 2002	$0.01	$0.01
June 30, 2002	$0.01	$0.01
March 31, 2002	$0.30	$0.115

December 31, 2001	$0.31	$0.09
September 30, 2001	$0.36	$0.11
June 30, 2001	$0.49	$0.26
March 31, 2001	$1.9375	$0.30

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

Century Milestone S&T Co., Ltd. (the “Company”) has generated no revenues in the cumulative period from inception through the period ended March 31, 2002. The Company has no assets, has not developed any products or provided any services and has experienced difficulties in completing transactions.

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

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Century Milestone S&T Co., Ltd.
Geneva, Switzerland

We have audited the accompanying balance sheet of Century Milestone S&T Co., Ltd., formerly Haas Neuveux & Company, (a development-stage company) as of December 31, 2002, and the related statements of operations, stockholders' (deficit) and cash flows for the two years then ended, and the period from October 1, 1996 through December 31, 2002. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Century Milestone S&T Co., Ltd., (a development-stage company) as of December 31, 2002, and the results of its operations, changes in its stockholders' (deficit) and its cash flows for the two years then ended and the period from October 1, 1996 through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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

Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, CO 80211

September 15, 2003
(Except for Footnote 12, which is October 6, 2003)

CENTURY MILESTONE S&T CO., LTD.
(A Development Stage Company)

BALANCE SHEETS
December 31, 2002

ASSETS

Current Assets:
Total Current Assets	$-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Accounts payable	$57,731
Accounts payable, related party	9,482
Total Current Liabilities	67,213

TOTAL LIABILITIES	67,213

Commitments and contingencies
(Notes 1,2,4,5,6,7,8,9,10,11 and 12)	-

Stockholders' (Deficit):
Preferred stock, $.001 par value
10,000,000 shares authorized,
none issued and outstanding	-
Common stock, $.0001 par value
100,000,000 shares authorized,
15,690,210 issued and outstanding
at December 31, 2002	1,569
Additional paid in capital	8,657,637
Accumulated (deficit)	(799,389)
Accumulated (deficit) during development stage	(7,927,030)

TOTAL STOCKHOLDERS' (DEFICIT)	(67,213)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$-

The accompanying notes are an integral part of the financial statements.

CENTURY MILESTONE S&T CO., LTD.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
For the Period from October 1, 1996
through December 31, 2002

			For
			period from
			October 1,
	Year Ended	Year Ended	1996 through
	December 31,	December 31,	December 31,
	2002	2001	2002

Revenue	$-	$-	$-
Expenses
Stock issued for services
and other	-	-	5,452,900
Stock options issued for services	131,145	1,343,906	1,751,130
Accounting and auditing	6,375	20,459	49,353
Professional fees	20,657	10,419	31,076
Other	2,205	8,913	42,571
	160,382	1,383,697	7,327,030

Net Operating (Loss)	(160,382)	(1,383,697)	(7,327,030)
Other Income (Expenses):
Bad debt from investment	-	400,000	(400,000)
Write off technology license	-	200,000	(200,000)

Net (Loss)	$(160,832)	$(1,983,697)	$(7,927,030)

Per Share	$(.01)	$(.13)	$(.76)

Weighted Average Shares
Outstanding	15,690,210	15,330,058	10,396,681

The accompanying notes are an integral part of the financial statements.

CENTURY MILESTONE S&T CO., LTD.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
For the Period from October 1, 1996 through December 31, 2002

					Additional
	Preferred	Stock	Common	Stock	Paid-in	Accumulated
	No./Shares	Amount	No./Shares	Amount	Capital	(Deficit)	Total

Balance at September 30, 1996	-	$-	2,050,410	$205	$799,184	$(799,389)	$-
Common stock issued for
services	-	-	40,200	4	36	-	40
Net (loss) for year ended
September 30, 1997	-	-	-	-	-	(78,540)	(78,540)
Balance at September 30, 1997	-	-	2,090,610	209	799,220	(877,929)	(78,500)
Net (loss) for year ended
September 30, 1998	-	-	-	-	-	(50,000)	(50,000)
Balance at September 30, 1998	-	-	2,090,610	209	799,220	(927,929)	(128,500)
Common stock issued for
business combination not
consummated	-	-	7,899,600	790	1,974,110	-	1,974,900
Net (loss) for year ended
September 30, 1999	-	-	-	-	-	(1,993,258)	(1,993,258)
Balance at September 30, 1999	-	-	9,990,210	999	2,773,330	(2,921,187)	(146,858)
Common stock issued for services	-	-	2,750,000	275	3,437,225	-	3,437,500
Stock options issued for
services	-	-	-	-	234,346	-	234,346
Additional paid-in capital	-	-	-	-	27,747	-	27,747
Net (loss) for year ended
September 30, 2000	-	-	-	-	-	(3,552,735)	(3,552,735)
Balance at September 30, 2000	-	-	12,740,210	1,274	6,472,648	(6,473,922)	-
Common stock issued for services	-	-	50,000	5	40,495	-	40,500
Stock options issued for
services	-	-	-	-	39,233	-	39,233
Net (loss) for three
months ended December 31, 2000	-	-	-	-	-	(105,918)	(105,918)
Balance at December 31, 2000	-	-	12,790,210	1,279	6,552,376	(6,579,840)	(26,185)
Common stock issued	-	-	2,900,000	290	627,710	-	628,000
Stock options issued for
services	-	-	-	-	1,346,406	-	1,343,906
Net (loss) for year ended
December 31, 2001	-	-	-	-	-	(1,986,197)	(1,983,697)
Balance at December 31,
2001	-	-	15,690,210	1,569	8,526,492	(8,566,037)	(37,976)
Stock options expensed
for services	-	-	-	-	131,145	-	131,145
Net (loss) for year ended
December 31, 2002	-	-	-	-	-	(160,382)	(160,382)
Balance at December 31,
2002	-	$-	15,690,210	$1,569	$8,657,637	$(8,726,419)	$(67,213)

The accompanying notes are an integral part of the financial statements.

CENTURY MILESTONE S&T CO., LTD.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
For the Period from October 1, 1996
through December 31, 2002

			For
			period from
			October 1,
	Year Ended	Year Ended	1996 through
	December 31,	December 31,	December 31,
	2002	2001	2002
Cash Flows from Operating Activities:
Net (Loss)	$(160,382)	$(1,983,697)	$(7,927,030)
Adjustment to reconcile net (loss) to
net cash provided by operating activities:
Stock issued for services and other		-	5,452,900
Stock options issued for services	131,145	1,343,906	1,751,130
Valuation allowance for technology license	-	200,000	200,000
Business bad debt	-	400,000	400,000
Increase (decrease) in accounts payable	28,525	3,021	57,771
Increase in accounts payable, related party	712	8,770	9,482
Net Cash (Used in) Operating
Activities	-	(28,000)	(55,747)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities:
Increase in additional
paid-in capital	-	28,000	55,747
Net Cash Provided by Financing
Activities	-	28,000	55,747

Increase (decrease) in Cash	-	-	-

Cash, Beginning of Period	-	-	-

Cash, End of Period	$-	$-	$-

Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

CENTURY MILESTONE S&T CO., LTD.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2002

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

(c)           Income Taxes

As of December 31, 2002, the Company had net operating losses available for carryover to future years of approximately $8,700,000, expiring in various years through 2021. Utilization of these carryovers may be limited if there is a change in control of the Company. As of December 31, 2002, the Company has total deferred tax assets of approximately $1,750,000 due to operating loss carry forwards. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $1,750,000. Thus, no tax assets have been recorded in the financial statements as of December 31, 2002.

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

(e)           Development Stage Company

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
December 31, 2002

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

During the three months ended December 31, 2001, the Company issued 50,000 shares of its common stock for services valued at $40,500.

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
December 31, 2002

(5)           Stock Plan, Continued

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

(7)           Agreements

Effective December 1, 2000, the Company entered into an agreement with an individual, whereby the individual would provide consulting services in exchange for 50,000 shares of the Company’s common stock. These shares were issued during the three months ended December 31, 2001. In addition, the Company granted to the consultant an option to acquire up to 50,000 shares of the Company’s common stock, exercisable at $.90 per share, expiring December 31, 2002. During the year ended December 31, 2001, these options were canceled and reissued for 100,000 shares at $.28 per share. These options were exercised during the year ended December 31, 2001.

(8)           Related Party Transactions

The Company uses the office of a shareholder at no cost. The Company expects this arrangement to continue until the Company commences planned operations. At December 31, 2002, a total of $8,770 was payable to a related party for costs paid on behalf of the Company.

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
December 31, 2002

(11)           Stock Based Compensation

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

The Company’s Board of Directors has granted non-qualified stock options to non-employees of the Company. The following is a table of outstanding options and changes during 2002 and 2001:

			Weighted
		Non-	Average
	Employee	Employee	Exercise
	Options	Options	Price

Options Outstanding, December 31, 2000	—	800,000	1.22
Options granted:	—	1,200,000.75
Options expired	—	—	—
Options exercised	—	1,250,000

Options Outstanding, December 31, 2001	—	750,000.35
Options granted:	—	—	—
Options expired	—	—	—
Options exercised	—	—	—

Options Outstanding, December 31, 2002	—	750,000.35

Outstanding options vest as follows:

	Range of Exercise		Number	Weighted
	Prices		of shares	Average
				Exercise
Vested at December 31,	High	Low		Price
2001	.35	.28	375,000	$.33
2002	.35	.35	375,000	$.35
			750,000

Options granted during 2000 and 2001 consist of:

Weighted
	Average Fair	Weighted
Year and Exercise price relative to fair	Value at Grant	Average
value of underlying stock	Date	Exercise Price
Year ending December 31, 2001:
Exercise price equals fair value	400,000.50
Exercise price exceeds fair value	800,000.33
Year ending December 31, 2002
Exercise price less than fair value	—	—
Exercise price equals fair value	—	—

CENTURY MILESTONE S&T CO., LTD.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2002

(11)           Stock Based Compensation, Continued

If not previously exercised or canceled, options outstanding at December 31, 2002 will expire as follows:

	Range of Exercise		Number	Weighted
	Prices			Average
Exercise
	High	Low	of Shares	Price
Year Ending December 31,
2006	.35	.28	750,000	$0.33
750,000

The fair value of each option granted was computed by the Black-Scholes method using the following weighted-average assumptions:

	Year Ended	Year Ended
	December 31, 2002	December 31, 2001
Expected Volatility:	—	301%
Risk-free interest rate:	—	6.07%
Expected Dividends:	—	—
Expected Term in Years:	—	6.07%

(12)           Subsequent Event

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets the current director and officer of the Company, as well as his age:

Name	Age	Position with Company	Director Since
Michael Harrop	58	Director, Chief Executive Officer and	1992
		Chief Financial Officer

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

Item 10. Executive Compensation.

The following table sets forth information about compensation paid to, or accrued for the benefit of the Company's officers and directors during the years ended December 31, 2002, 2001 and 2000. None of the Company's directors or executive officers earned more than $100,000 during the years ended December 31, 2002, 2001 and 2000.

Summary Compensation Table

Annual Compensation
(a) Name And Principal Position	(b) Year Ended December 31	(c) Salary ($)	(d) Bonus ($)	(e) Other Annual Compensation ($)
Michael Harrop, Director, CEO, CFO	2002 2001 2000	$0 $0 $0	$0 $0 $0	$0 $0 $0

Long Term Compensation
		Awards		Payouts

(a) Name And Principal Position	(b) Year Ended December 31	(f) Restricted Stock Award(s) ($)	(g) Shares Underlying Options	(h) LTIP Payouts ($)	(i) All Other Compensation ($)

Michael Harrop, Director, CEO, CFO	2002 2001 2000	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0

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

Equity Compensation Plan Information

The Company did not have an equity compensation plan as of the end of the fiscal year ended June 30, 2002:

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

(b) Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 2002.

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

Date: October 7, 2003
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