Form 10QSB
period 2003-03-31
CENTURY MILESTONE S&T CO LTD
filed 2003-10-16
CIK 799070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

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

011-41-22-9000000
(issuer’s telephone number)

_________________________________________________________________
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CENTURY MILESTONE S&T CO., LTD.
UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS

CENTURY MILESTONE S&T CO., LTD.
(A Development Stage Company)

BALANCE SHEETS

ASSETS

	March 31	December 31
	2003	2002
	(Unaudited)	(See Note 1)

Current Assets
Total Current Assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable	58,654	57,731
Accounts payable, related party	9,482	9,482
Total Current Liabilities	68,136	67,213

Stockholders' (Deficit):
Preferred Stock, $.001 par value,
10,000,000 shares authorized
none issued and outstanding	-	-
Common Stock, $.0001 par value,
100,000,000 shares authorized
15,690,210 shares issued and
outstanding	1,569	1,569
Additional paid-in capital	8,657,637	8,657,637
Accumulated (deficit)	(799,389)	(799,389)
Accumulated (deficit) during development stage	(7,927,953)	(7,927,030)
Total Stockholders' (Deficit)	(68,136)	(67,213)

Total Liabilities and Stockholders' (Deficit)	$-	$-

The accompanying notes are an integral part of the financial statements.

CENTURY MILESTONE S&T CO., LTD.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period
		Three Months Ended			from October 1
		March 31,		March 31,	through
		2003		2002	March 31, 2003

Revenues		$-		$-	$-

Operating Expenses:
Stock issued for services
and other		-		-	5,452,900
Stock options for services		-		43,715	1,751,130
Accounting and audit		750		750	50,103
Professional fees		112		13,455	31,188
Other		61		52	42,632
Total Operating Expenses		923		57,972	7,327,953

Net Operating (Loss)		(923)		(57,972)	(7,327,953)
Other Income (Expenses):
Bad debt from investment		-		-	(400,000)
Valuation allowance for
technology license		-		-	(200,000)
Net (Loss)		$(923)		$(57,972)	(7,927,953)

Per Share	$	nil	$	nil	$(.75)

Weighted Average Number of Shares
Outstanding		15,690,210		15,690,210	10,579,216

The accompanying notes are an integral part of the financial statements.

CENTURY MILESTONE S&T CO., LTD.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
	Three Months Ended		from October 1
	March 31,	March 31,	through
	2003	2002	March 31, 2003

Cash Flows from Operating
Activities:
Net (loss)	$(923)	$(57,972)	$(7,927,953)
Adjustment to reconcile net
(loss) to net cash provided
by operating activities:
Stock issued for services
and other	-	-	5,452,900
Stock options for services	-	43,715	1,751,130
Valuation allowance for
technology license	-	-	200,000
Business bad debt	-	-	400,000
Increase in accounts payable	923	13,545	58,694
Increase in accounts payable,
related party	-	712	9,482

Net Cash Provided by (Used in)
Operating Activities	-	-	(55,747)

Cash Flows from Investing
Activities	-	-	-

Cash Flows from Financing
Activities
Increase in additional
paid-in capital	-	-	55,747

Increase in Cash	-	-	-

Cash, Beginning of Period	-	-	-
Cash, End of Period	$-	$-	$-
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

CENTURY MILESTONE S&T CO., LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2003 (Unaudited)

(1)           Unaudited Financial Statements

The balance sheet as of March 31, 2003, the statements of operations and the statements of cash flows for the three month periods ended March 31, 2003 and 2002, have been prepared by Century Milestone S&T Co., Ltd. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2003 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the December 31, 2002 audited financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission.

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

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer.(Filed herewith).

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