Form 10QSB
period 2003-06-30
CENTURY MILESTONE S&T CO LTD
filed 2003-10-16
CIK 799070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CENTURY MILESTONE S&T CO., LTD.
UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS

CENTURY MILESTONE S&T CO., LTD.
(A Development Stage Company)

BALANCE SHEETS

ASSETS

	June 30	December 31
	2003	2002
	(Unaudited)	(See Note 1)

Current Assets
Total Current Assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable	60,856	57,731
Accounts payable, related party	9,482	9,482
Total Current Liabilities	70,338	67,213

Stockholders' (Deficit):
Preferred Stock, $.001 par value,
10,000,000 shares authorized
none issued and outstanding	-	-
Common Stock, $.0001 par value,
100,000,000 shares authorized
15,690,210 shares issued and
outstanding	1,569	1,569
Additional paid-in capital	8,657,637	8,657,637
Accumulated (deficit)	(799,389)	(799,389)
Accumulated (deficit) during development stage	(7,930,155)	(7,927,030)
Total Stockholders' (Deficit)	(70,338)	(67,213)

Total Liabilities and Stockholders' (Deficit)	$-	$-

The accompanying notes are an integral part of the financial statements.

CENTURY MILESTONE S&T CO., LTD.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

		Three Months Ended
		June 30,		June 30,
		2003		2002

Revenues		$-		$-

Operating Expenses:
Stock options for services		-		43,715
Accounting and audit		750		750
Professional fees		152		6,238
Other		1,300		1,218
Total Operating Expenses		2,202		51,921

Net (Loss)		$(2,202)		$(51,921)

Per Share	$	nil	$	nil

Weighted Average Number of Shares
Outstanding		15,690,210		15,690,210

The accompanying notes are an integral part of the financial statements.

CENTURY MILESTONE S&T CO., LTD.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

				For the Period
		Six Months Ended		from October 1
		June 30,	June 30,	through
		2003	2002	June 30, 2003

Revenues		$-	$-	$-

Operating Expenses:
Stock issued for services
and other		-	-	5,452,900
Stock options for services		-	87,430	1,751,130
Accounting and audit		1,500	1,500	50,853
Professional fees		264	19,692	31,340
Other		1,361	1,271	43,932
Total Operating Expenses		3,125	109,893	7,330,155

Net Operating (Loss)		(3,125)	(109,893)	(7,330,155)
Other Income (Expenses):
Bad debt from investment		-	-	(400,000)
Valuation allowance for
technology license		-	-	(200,000)
Net (Loss)		$(3,125)	$(109,893)	(7,930,155)

Per Share	$	nil	$(.01)	$(.74)

Weighted Average Number of Shares
Outstanding		15,690,210	15,690,210	10,749,583

The accompanying notes are an integral part of the financial statements.

CENTURY MILESTONE S&T CO., LTD.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
	Six Months Ended		from October 1
	June 30,	June 30,	through
	2002	2001	June 30, 2003

Cash Flows from Operating
Activities:
Net (loss)	$(3,125)	$(109,893)	$(7,930,155)
Adjustment to reconcile net
(loss) to net cash provided
by operating activities:
Stock issued for services
and other	-	-	5,452,900
Stock options for services	-	87,430	1,751,130
Valuation allowance for
technology license	-	-	200,000
Business bad debt	-	-	400,000
Increase in accounts payable	3,125	21,751	60,896
Increase in accounts payable
related party	-	712	9,482

Net Cash Provided by (Used in)
Operating Activities	-	-	(55,747)

Cash Flows from Investing
Activities	-	-	-

Cash Flows from Financing
Activities
Increase in additional
paid-in capital	-	-	55,747

Increase in Cash	-	-	-

Cash, Beginning of Period	-	-	-
Cash, End of Period	$-	$-	$-
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

CENTURY MILESTONE S&T CO., LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2003 (Unaudited)

(1)           Unaudited Financial Statements

The balance sheet as of June 30, 2003, the statements of operations and the statements of cash flows for the three month and six month periods ended June 30, 2003 and 2002, have been prepared by Century Milestone S&T Co., Ltd. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2003 and for all periods presented, have been made.

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