Form 10QSB
period 2003-09-30
CENTURY MILESTONE S&T CO LTD
filed 2003-11-13
CIK 799070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ________________ to ______________

Commission file number: 33-7945 D

SINO REAL PROPERTY DEVELOPMENT CORPORATION
(Exact name of small business issuer as specified in it charter)

Colorado	84-1032191
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

94 Rue de Lausanne, CH1202, Geneva, Switzerland
(Address of principal executive offices)

011-41-22-9000000
(issuer’s telephone number)

CENTURY MILESTONE S&T CO., LTD.
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 30, 2003, the issuer had 199,162 shares of common stock, $.0001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SINO REAL PROPERTY DEVELOPMENT CORPORATION
UNAUDITED CONDENSED FINANCIAL STATEMENTS

SINO REAL PROPERTY DEVELOPMENT CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	September 30	December 31
	2003	2002
	(Unaudited)	(See Note 1)
ASSETS

Current Assets
Total Current Assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable	58,058	57,731
Accounts payable, related party	18,230	9,482
Total Current Liabilities	76,288	67,213

Stockholders' (Deficit):
Preferred Stock, $.001 par value,
10,000,000 shares authorized
none issued and outstanding	-	-
Common Stock, $.0001 par value,
100,000,000 shares authorized
199,162 shares issued and
outstanding	20	20
Additional paid-in capital	8,659,186	8,659,186
Accumulated (deficit)	(799,389)	(799,389)
Accumulated (deficit) during development stage	(7,936,105)	(7,927,030)
Total Stockholders' (Deficit)	(76,288)	(67,213)

Total Liabilities and Stockholders' (Deficit)	$-	$-

The accompanying notes are an integral part of the financial statements.

SINO REAL PROPERTY DEVELOPMENT CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,	September 30,
	2003	2002

Revenues	$-	$-

Operating Expenses:
Stock options for services	-	43,715
Accounting and audit	750	750
Professional fees	4,940	180
Other	260	56
Total Operating Expenses	5,950	44,701

Net (Loss)	$(5,950)	$(44,701)

Per Share	$(.03)	$(.22)

Weighted Average Number of Shares
Outstanding	199,162	199,162

The accompanying notes are an integral part of the financial statements.

SINO REAL PROPERTY DEVELOPMENT CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			For the Period
			From October 1
	Nine Months Ended		1996 through
	September 30,		September 30,
	2003	2002	2003

Revenues	$-	$-	$-

Operating Expenses:
Stock issued for services
and other	-	-	5,452,900
Stock options for services	-	131,145	1,751,130
Accounting and audit	2,250	2,250	51,603
Professional fees	5,205	19,872	36,280
Other	1,620	1,327	44,192
Total Operating Expenses	9,075	154,594	7,336,105

Net Operating (Loss)	(9,075)	(154,594)	(7,336,105)
Other Income (Expenses):
Bad debt from investment	-	-	(400,000)
Valuation allowance for
technology license	-	-	(200,000)
Net (Loss)	$(9,075)	$(154,594)	$(7,936,105)

Per Share	$(.05)	$(.78)	$(56.92)

Weighted Average Number of Shares
Outstanding	199,162	199,162	139,435

The accompanying notes are an integral part of the financial statements.

SINO REAL PROPERTY DEVELOPMENT CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			From October 1
	Nine Months Ended		1996 through
	September 30,		September 30,
	2003	2002	2003

Cash Flows from Operating
Activities:
Net (loss)	$(9,075)	$(154,594)	$(7,936,105)
Adjustment to reconcile net
(loss) to net cash provided
by operating activities:
Stock issued for services
and other	-	-	5,452,900
Stock options for services	-	131,145	1,751,130
Valuation allowance for
technology license	-	-	200,000
Business bad debt	-	-	400,000
Increase in accounts payable	327	22,737	58,098
Increase in accounts payable
related party	8,748	712	18,230

Net Cash Provided by (Used in)
Operating Activities	-	-	(55,747)

Cash Flows from Investing
Activities	-	-	-

Cash Flows from Financing
Activities
Increase in additional
paid-in capital	-	-	55,747

Net Cash Provided by (Used in)
Financing Activities	-	-	55,747

Increase in Cash	-	-	-

Cash, Beginning of Period	-	-	-
Cash, End of Period	$-	$-	$-
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

SINO REAL PROPERTY DEVELOPMENT CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2003 (Unaudited)

(1) Unaudited Financial Statements

The balance sheet as of September 30, 2003, the statements of operations and the statements of cash flows for the three month and nine month periods ended September 30, 2003 and 2002, have been prepared by Sino Real Property Development Corporation (formerly Century Milestone S&T Co., Ltd.) (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2003 and for all periods presented, have been made.

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

SINO REAL PROPERTY DEVELOPMENT CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2003 (Unaudited)

(3) Subsequent Events

Effective October 6, 2003, the shareholders of the Company approved a proposal to amend the Articles of Incorporation to change the name of the Company from Century Milestone S&T Co., Ltd. to Sino Real Property Development Corporation. In addition, the shareholders approved a proposal to effect a reverse split of the Company’s common shares on a 100 to one basis, with a minimum of 100 shares per shareholder. All references to common stock in the financial statements have retroactively given effect for this split.

Subsequent to September 30, 2003, the Company agreed to acquire, in a stock-for-assets transaction, the real estate development joint venture assets of Beijing Development Corporation ("BDC"). The assets include housing projects and building sites in China. Closing will take place on completion of appraisals, financial audits and regulatory approvals. The Company's sole officer and director, is also an officer and director of BDC.

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

Sino Real Property Development Corporation (formerly Century Milestone S&T Co., Ltd.) (the “Company”) has generated no revenues in the cumulative period from inception through the end of the period covered by this report. The Company has no assets, has not developed any products or provided any services and has experienced difficulties in completing transactions.

On October 6, 2003, the Company held a Special Shareholders’ Meeting. The holders of a majority of the outstanding shares approved the proposals to change the name of the Company from Century Milestone S&T Co., Ltd. to Sino Real Property Development Corporation, and to effect a combination (also known as a “reverse-split”) of the number of outstanding, but not the number of authorized, shares of common stock of the Company on a 100:1 basis. As described in Part II of this report, management implemented these changes in October 2003.

On October 20 ,2003, the Company issued a press release to announce the name change, reverse split, and that it has agreed to acquire, in a stock-for-assets transaction, the real estate development joint venture assets of Beijing Development Corporation ("BDC"). The assets include housing projects and building sites in China. Closing will take place on completion of appraisals, financial audits and regulatory approvals. The Company's sole officer and director, Michael Harrop, is also an officer and director of BDC. Further details concerning the transaction and the appointment of new directors will be announced as they become available. A copy of the press release is filed as an exhibit to this report.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings - None.

Item 2. Changes in Securities –

Pursuant to the shareholder action described in Item 4, below, the Company effected a name change and a reverse split of its outstanding common stock. The authorized capital and the par value per share was not changed.

Management fixed the close of business on Friday, October 17, 2003, as the effective date for the name change and the reverse split. Due to a minor delay in coordinating the reverse split and securing a new trading symbol, the Company’s common stock did not commence being quoted on the “pinksheets” under the new symbol “SRPJ” until Tuesday, October 21, 2003.

As a result of the reverse split, there are currently 189,162 shares outstanding. The Company estimates that it will need to issue approximately 10,000 shares as additional “round-up” shares.

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

  Every one-hundred outstanding pre-split shares would be exchanged for one post-split share.

  Fractional shares and odd lots created as a result of the reverse-split shall be rounded up to the nearest 100 shares. As examples: 12.5 shares would be rounded up to 100 shares; and 199 shares would be rounded up to 200 shares.

  The number of shares of common stock authorized to be issued shall remain 100,000,000 and the par value per share shall remain $.0001.

Management fixed the close of business on Friday, October 17, 2003, as the effective date for the name change and the reverse split. Due to a minor delay in coordinating the reverse split and securing a new trading symbol, the Company’s common stock did not commence being quoted on the “pinksheets” under the new symbol “SRPJ” until Tuesday, October 21, 2003.

Item 5. Other Information –

On October 20 ,2003, the Company issued a press release to announce the name change, reverse split, and that it has agreed to acquire, in a stock-for-assets transaction, the real estate development joint venture assets of Beijing Development Corporation ("BDC"). The assets include housing projects and building sites in China. Closing will take place on completion of appraisals, financial audits and regulatory approvals. The Company's sole officer and director, Michael Harrop, is also an officer and director of BDC. Further details concerning the transaction and the appointment of new directors will be announced as they become available. A copy of the press release is filed as an exhibit to this report.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits: Exhibit Number and Brief Description.
	3.4	Articles of Incorporation, as amended and currently in effect. (Filed herewith.)
	3.5	Bylaws, as amended and currently in effect, dated October 27, 2003. (Filed herewith.)
	10.1	Company Stock Plan dated August 15, 2000. (Incorporated by reference to Exhibit 10.1 of the Company’s registration statement on Form S-8 (file no. 333-45866) filed September 15, 2000.)
	31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).
	31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).
	32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).
	32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).
	99.1	Press release dated October 20, 2003. (Filed herewith).
(b)	Reports on Form 8-K. - None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO REAL PROPERTY DEVELOPMENT
CORPORATION

Date: November 13, 2003	By: /s/ Michael Harrop
Michael Harrop, Chief Executive Officer and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number and Brief Description.
3.4	Articles of Incorporation, as amended and currently in effect. (Filed herewith.)
3.5	Bylaws, as amended and currently in effect, dated October 27, 2003. (Filed herewith.)
10.1	Company Stock Plan dated August 15, 2000. (Incorporated by reference to Exhibit 10.1 of the Company’s registration statement on Form S-8 (file no. 333-45866) filed September 15, 2000.)
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).
99.1	Press release dated October 20, 2003. (Filed herewith).